Form 10-Q
period 2015-09-30
ADESTO TECHNOLOGIES Corp
filed 2015-12-10
CIK 1395848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 001-37582

ADESTO TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	16-1755067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Adesto Technologies Corporation

1250 Borregas Avenue

Sunnyvale, CA 94089

(408) 625-4200

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 7, 2015
Common Stock, $0.0001 par value per share	14,974,718 shares

ADESTO TECHNOLOGIES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

Adesto Technologies Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2015	2014
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$5,337	$5,972
Accounts receivable, net	4,510	1,994
Inventories	6,981	7,453
Prepaid expenses	520	239
Deferred tax asset, current	291	291
Other current assets	2,268	1,095

Total current assets	19,907	17,044
Property and equipment, net	987	1,725
Deferred tax assets, non-current	1,862	1,861
Intangible assets, net	9,868	10,795
Goodwill	22	22

Total assets	$32,646	$31,447

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Revolving line of credit	$—	$4,273
Accounts payable	9,458	7,814
Income taxes payable	194	134
Accrued compensation and benefits	979	877
Accrued expenses and other current liabilities	1,932	1,334
Deferred tax liability, current	736	726
Term loan	5,042	6,476

Total current liabilities	18,341	21,634
Preferred stock warrant liability	463	122
Term loan	9,229	—
Deferred tax liability, non-current	1,453	1,453
Other liabilities, non-current	—	23

Total liabilities	29,486	23,232

Commitments and contingencies (See Note 7)
Convertible preferred stock:

Convertible preferred stock, no par value, 4,653,586 shares authorized as of September 30, 2015 and December 31, 2014; 4,419,853 shares issued and outstanding as of September 30, 2015 and December 31, 2014.	78,467	78,467

Stockholders’ (deficit) equity:

Common stock, $0.0001 par value, 14,696,969 and 6,666,666 shares authorized as of September 30, 2015 and December 31, 2014, respectively; 565,496 and 559,554 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	4,119	3,912
Accumulated other comprehensive income	(146)	(3)
Accumulated deficit	(79,280)	(74,161)

Total stockholders’ deficit	(75,307)	(70,252)

Total liabilities, convertible preferred stock and stockholders’ deficit	$32,646	$31,447

(1)	The condensed consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated financial statements as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements.

Adesto Technologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$11,143	$10,034	$31,433	$31,096
Cost of revenue	6,110	6,333	18,346	19,367

Gross profit	5,033	3,701	13,087	11,729

Operating expenses:
Research and development	3,217	3,456	9,313	11,375
Sales and marketing	2,126	1,735	6,189	5,368
General and administrative	919	639	2,589	1,809

Total operating expenses	6,262	5,830	18,091	18,552

Loss from operations	(1,229)	(2,129)	(5,004)	(6,823)

Other income (expense):
Interest expense, net	(336)	(189)	(822)	(611)
Other income (expense), net	494	(38)	783	5

Total other income (expense), net	158	(227)	(39)	(606)

Loss before provision for income taxes	(1,071)	(2,356)	(5,043)	(7,429)
Provision for income taxes	5	15	76	125

Net loss attributable to common stockholders	$(1,076)	$(2,371)	$(5,119)	$(7,554)

Net loss per share attributable to common stockholders
Basic and diluted	$(1.90)	$(4.40)	$(9.11)	$(14.01)

Weighted average number of shares used in computing net loss per share attributable to common stockholders
Basic and diluted	564,896	539,397	562,110	539,285

See accompanying Notes to Condensed Consolidated Financial Statements.

Adesto Technologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss	$(1,076)	$(2,371)	$(5,119)	$(7,554)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	45	(68)	(143)	114

Comprehensive loss, net of tax	$(1,031)	$(2,439)	$(5,262)	$(7,440)

See accompanying Notes to Condensed Consolidated Financial Statements.

Adesto Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,119)	$(7,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	197	204
Depreciation and amortization	1,173	1,364
Amortization of intangible assets	927	927
Amortization of debt discount	355	28
Deferred income taxes	9	—
Changes in fair value of preferred stock warrant liability	(522)	(38)
Changes in assets and liabilities:
Accounts receivable	(2,516)	2,928
Inventories	472	1,694
Prepaid expenses and other current assets	(1,521)	480
Accounts payable	1,644	(1,286)
Accrued compensation and benefits	102	(346)
Accrued expenses and other liabilities	633	267

Net cash used in operating activities	(4,166)	(1,332)

Cash flows from investing activities
Acquisition of property and equipment	(388)	(770)

Net cash used in investing activities	(388)	(770)

Cash flows from financing activities
Proceeds from issuance of common stock	10	1
Proceeds from term loan	14,903	—
Proceeds from revolving line of credit	—	2,734
Payments on revolving line of credit	(4,273)	(4,462)
Payments on term loan	(6,600)	(1,500)

Net cash provided by (used in) financing activities	4,040	(3,227)

Effect of exchange rates on cash and equivalents	(121)	67

Net decrease in cash and cash equivalents	(635)	(5,262)
Cash and cash equivalents - beginning of period	5,972	11,580

Cash and cash equivalents - end of period	$5,337	$6,318

Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$521	$579

Noncash investing and financing activities:
Issuance of preferred stock warrants in connection with term loan	$863	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies.

Organization and Nature of Operations.

Adesto Technologies Corporation (together with its subsidiaries; “Adesto”, “we”, “our”, “us” or the “Company”) was incorporated in the state of California in January 2006 and reincorporated in Delaware in October 2015. We are a leading provider of application-specific, feature-rich, ultra-low power non-volatile memory (“NVM”) products. Our corporate headquarters are located in Sunnyvale, California.

On September 28, 2012, we purchased certain flash memory product assets from Atmel Corporation and our financial results include the operating results of those assets from the date of acquisition.

The Company completed its initial public offering of common stock on October 30, 2015. The Company sold 5,192,184 shares, including 192,194 shares for the underwriters’ option to purchase additional shares. The shares were sold at an initial public offering price of $5.00 per share for net proceeds of $22.2 million to the Company, after deducting underwriting discounts and commissions and offering expenses. See Note 14, Subsequent Events for additional information.

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to complete annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.

The condensed consolidated balance sheet as of December 31, 2014 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures required by U.S. GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission (“SEC”) on October 27, 2015.

There have been no significant changes in the Company’s accounting policies from those disclosed in its prospectus filed with SEC on October 27, 2015.

Reverse Stock Split.

On October 1, 2015, we effected a 1-for-33 reverse stock split of our common stock and convertible preferred stock (collectively, “Capital Stock”). On the effective date of the reverse stock split, (i) each 33 shares of outstanding Capital Stock were reduced to one share of Capital Stock; (ii) the number of shares of Capital Stock into which each outstanding warrant or option to purchase Capital Stock is exercisable were proportionately reduced on a 33-to-1 basis; (iii) the exercise price of each outstanding warrant or option to purchase Capital Stock were proportionately increased on a 1-to-33 basis; and (iv) each 33 shares of authorized Capital Stock were reduced to one share of Capital Stock. All of the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this 1-for-33 reverse stock split. The par value of the common stock and convertible preferred stock were not adjusted as a result of the reverse stock split.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Use of Estimates.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate those estimates, including those related to allowances for doubtful accounts, reserves for sales, warranty accrual, inventory write-downs, valuation of long-lived assets, including property and equipment and identifiable intangible assets and goodwill, loss on purchase commitments, valuation of deferred taxes and contingencies. In addition, we use assumptions when employing the Black-Scholes option-pricing model to calculate the fair value of stock options granted and to estimate the carrying value of our convertible preferred stock warrant liability. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates.

Revenue Recognition and Accounts Receivable Allowances.

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, transfer of title occurs, and the collectibility of the resulting receivable is reasonably assured.

Generally, we meet product sale revenue recognition conditions upon shipment because, in most cases, title and risk of loss passes to the customer at that time. In addition, we estimate and record provisions for future returns and other charges against revenue at the time of shipment, consistent with the terms of sale. We sell products to distributors at the price listed in our distributor price book. At the time of sale, we record a sales reserve for ship from stock and debits (“SSDs”), stock rotation rights and any special programs approved by management. We offset the sales reserve against recorded revenues, producing the revenue amount reported in our condensed consolidated statements of operations.

The market price for our products can differ significantly from the book price at which we sold the product to the distributor. When the market price of a particular distributor’s sales opportunity to their customers would result in low or negative margins for the distributor, as compared to our original book price, we negotiate SSDs with the distributor. Management analyzes our SSD history to develop current SSD rates that form the basis of the SSD revenue reserve recorded each period. We obtain the historical SSD rates from the distributor’s records and our internal records.

We typically grant payment terms of between 30 and 60 days to our customers. Our customers generally pay within those terms. Distributors are invoiced for shipments at listed book price. When the distributors pay the invoice, they may claim debits for SSDs previously authorized by us when appropriate. Once claimed, we process the requests against prior authorizations and adjust reserves previously established for that customer.

The revenue we record for sales to our distributors is net of estimated provisions for these programs. Determining net revenue requires significant judgments and estimates on our part. We base our estimates on historical experience rates, the levels of inventory held by our distributors, current trends and other related factors. Because of the inherent nature of estimates, there is a risk actual amounts may differ materially from our estimates. Our consolidated financial condition and operating results depend on our ability to make reliable estimates. We believe that such estimates are reasonable.

We also monitor collectibility of accounts receivable primarily through review of our accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, record a charge in the period such determination is made. As of September 30, 2015 and December 31, 2014, there was no allowance for doubtful accounts.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Concentration of Risk.

Our products are primarily manufactured, assembled and tested by third-party foundries and other contractors in Asia and we are heavily dependent on a single foundry in Taiwan for the manufacture of wafers and a single contractor in the Philippines for assembly and testing of our products. We do not have long-term agreements with either of these suppliers. A significant disruption in the operations of either of these parties would adversely impact the production of our products for a substantial period of time, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivables. We place substantially all of our cash and cash equivalents on deposit with a reputable, high credit quality financial institution in the United States of America. We believe that the bank that holds substantially all of our cash and cash equivalents is financially sound and, accordingly, subject to minimal credit risk. Deposits held with the bank may exceed the amount of insurance provided on such deposits.

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. As a result of our favorable collection experience and customer concentration, there was no allowance for doubtful accounts as of September 30, 2015 and December 31, 2014.

Customer concentrations as a percentage of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Customer A	13%	26%	14%	23%
Customer B	12%	11%	10%	*
Customer C	*	12%	*	16%
Customer D	12%	*	*	*
Customer E	11%	*	*	*

*	less than 10%

Customer concentrations as a percentage of gross accounts receivable were as follows:

	September 30,	December 31,
	2015	2014
Customer A	14%	20%
Customer B	16%	15%
Customer C	*	10%
Customer D	10%	*

*	less than 10%

Recent Accounting Pronouncements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provide guidance on determining when and how to disclose going concern uncertainties in the financial statements. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We are currently evaluating the impact that this new guidance will have on our condensed consolidated financial statements.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

In May 2014, the FASB issued ASU No. 2014-09 that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. In July 2015, the FASB voted to defer the effective date of this guidance until January 1, 2018, with early adoption permitted beginning January 1, 2017. We are currently evaluating the impact of adopting this guidance on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which simplifies the presentation of debt issuance costs. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted. We are currently evaluating the impact of adoption this guidance on our condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, (“ASU 2015-11”), which affects reporting entities that measure inventory using first-in, first-out (FIFO) or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (LIFO) or the retail inventory method. The amendments in this Update are effective for us on September 30, 2017, and early adoption is permitted. We are currently evaluating the impact of adoption this guidance on our condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The new standard will require that all deferred tax assets and liabilities be classified as non-current. The new standard is effective for annual period beginning after December 15, 2017, though early adoption is permitted as of the beginning of an earlier interim or annual reporting period. We are currently evaluating the impact of adoption this guidance on our condensed consolidated financial statements.

Note 2. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accounts receivable	$9,500	$6,079
Allowance for SSD, price protection, right of return and other activities	(4,990)	(4,085)

Total accounts receivable, net	$4,510	$1,994

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Inventories.

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$1,494	$728
Work-in-process	3,855	4,707
Finished goods	1,632	2,018

Total inventories	$6,981	$7,453

For the three months ended September 30, 2015, we realized a benefit of $0.3 million from sales of inventory previously written down. For the three months ended September 30, 2014, we recorded inventory write-downs of $0.9 million.

For the nine months ended September 30, 2015, we realized a benefit of $1.0 million from sales of inventory previously written down. For the nine months ended September 30, 2014, we recorded inventory write-downs of $3.6 million.

Other current assets.

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Foreign research credit receivable	$876	$947
Deferred initial public offering costs	1,270	—
Other current assets	122	148

Total other current assets	$2,268	$1,095

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Machinery and equipment	$6,467	$6,114
Furniture and fixtures	77	77
Leasehold improvements	141	146
Computer software	668	668
Construction in progress	40	—

Property and equipment, at cost	7,393	7,005
Accumulated depreciation and amortization	(6,406)	(5,280)

Property and equipment, net	$987	$1,725

Depreciation and amortization expense of property and equipment for the three months and nine months ended September 30, 2015 was $0.3 million and $1.2 million, respectively.

Depreciation and amortization expense of property and equipment for the three months and nine months ended September 30, 2014 was $0.5 million and $1.4 million, respectively.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrual for losses on wafer purchase commitments	$165	$583
Accrued sales commission payable	379	315
Deferred revenue	132	—
Accrued manufacturing expenses	203	—
Accrued interest payable	66	—
Accrued professional services	370	—
Current portion of capital leases	23	37
Other accrued liabilities	594	399

Total accrued expenses and other current liabilities	$1,932	$1,334

Note 3. Fair Value Measurements.

Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We measure financial assets and liabilities, which consist of convertible preferred stock warrant liability, at fair value at each reporting period using a fair value hierarchy which requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1. Quoted prices in active markets for identical assets or liabilities.

Level 2. Quoted prices for similar assets and liabilities in active markets or inputs other than quoted prices which are observable for the assets or liabilities, either directly or indirectly through market corroboration, for substantially the full term of the financial instruments.

Level 3. Unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities.

Financial liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
As of September 30, 2015
Liabilities:
Preferred stock warrant liability	$—	$—	$463	$463

As of December 31, 2014
Liabilities:
Preferred stock warrant liability	$—	$—	$122	$122

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

As of December 31, 2014, we used the Black-Scholes option pricing model to determine the fair value of the warrants to purchase preferred stock (“preferred stock warrants”), including the consideration of underlying common stock price, a risk-free interest rate, expected term and expected volatility. Certain inputs used in the model are unobservable. The fair values could change significantly based on future market conditions. The following table presents quantitative information about the inputs used for our fair value measurements classified in Level 3 of the fair value hierarchy as of December 31, 2014:

Year Ended December 31, 2014

Volatility	40%
Expected dividend yield	—
Risk-free rate	1.74%
Expected term (in years)	6

As of September 30, 2015, we valued our preferred stock warrants using the probability-weighted expected return method (“PWERM”) whereby the value of the various classes of securities are estimated based upon the analysis of future values for us assuming various possible future liquidity events such as an “IPO”, sale or merger. Share value is based upon the probability-weighted present value of expected future net cash flows, considering each of the possible future events, as well as the rights and preferences of each share class. The PWERM was selected due to our established nature, the prospect of a near term exit via an initial public offering (“IPO”) or sale, and our ability to reasonably forecast financial performance.

First, we considered the most likely future liquidity event scenarios to be used in the PWERM analysis. Those scenarios were selected to be (i) an IPO completed on October 31, 2015, (ii) an IPO completed on January 31, 2016, (iii) a sale completed on March 31, 2016, (iv) an orderly liquidation completed on December 31, 2016. The probability applied to each scenario was estimated by the board of directors to be 60%, 20%, 10%, and 10%, respectively.

Second, our future total equity values for the IPO scenarios were estimated using our prospective cash flows and the application of a next-twelve-month (“NTM”) revenue multiple of 1.8x and 1.9x based on a review of selected similar guideline public companies. Our future total equity values for the sale scenarios were estimated using our prospective cash flows and the application of a last-twelve-month (“LTM”) revenue multiple of 2.5x based on a review of selected similar M&A transactions. Our future total equity value for the orderly liquidation scenario was based upon an asset approach, where the value of our assets and liabilities were adjusted based on estimated salvage values in an orderly liquidation. For each scenario, the values of cash and debt were adjusted to expected balances as of the liquidity date for each scenario.

Third, the future total equity value for each scenario was bifurcated to each class of security based upon their respective rights and preferences. Security classes included convertible preferred stock (by seniority), outstanding warrants to purchase convertible preferred stock, common stock, and outstanding options to purchase common stock. Under the IPO scenarios, the convertible preferred stock was assumed to automatically convert to common stock without receiving a liquidation preference. Under the sale scenarios, the convertible preferred stock was assumed to receive its respective liquidation preferences and then participate with the common stock on a pro rata basis on any remaining distributions with no cap on participation. The total distributions to common stock were aggregated under each scenario and divided by the total shares of common stock outstanding to determine the share value for the common stock at the subject liquidity date.

Fourth, the concluded share values for the common stock for each scenario were then discounted to present value using a reasonable rate of return applicable to our prospective risks. The concluded discount rate of 23.6% was based on an application of the weighted average cost of capital (“WACC”) using the capital asset pricing method (“CAPM”).

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Lastly, we estimated the discount for lack of marketability (“DLOM”) to be applied to the shares of common stock. The DLOM reflects the lower value placed on securities that are not freely transferable, as compared to those that trade frequently in established markets. The DLOMs were estimated using the protective put method and ranged between 2% to 5%, depending on the scenario.

In addition, in order to estimate warrant liabilities, preferred stock warrants were also valued using the above methodologies and assumptions. It should be noted that, prior to an IPO or sale, no future financing rounds are expected.

The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, the valuation of our equity-based compensation could be materially different. The key subjective factors and assumptions used in our valuation of as of September 30, 2015 primarily consisted of:

•	the probability and timing of the various possible liquidity scenarios;

•	the estimate of prospective cash flows leading up to each liquidity scenario;

•	the selection of LTM and NTM revenue multiples based on a review of selected similar guideline public company and M&A transaction data;

•	the estimated rate of return using the WACC; and

•	the estimated DLOM.

The following table sets forth a reconciliation the changes in fair value of preferred stock warrants during the nine months ended September 30, 2015 (in thousands):

Balance as of December 31, 2014	$122
Issuance of preferred stock warrants	863
Change in fair value of preferred stock warrants	(522)

Balance as of September 30, 2015	$463

As of December 31, 2014 and September 30, 2015, we did not have any assets that are measured at fair value on a recurring basis.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Note 4. Purchased Intangible Assets.

In 2012, in connection with our purchase of the serial flash memory product line assets from Atmel Corporation, we recorded $16.4 million of intangible assets (see Note 13).

Intangible assets were as follows (in thousands):

	September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,282	$1,285	$2,997
Customer relationships	9,011	2,252	6,759
Customer backlog	2,779	2,779	—
Non-compete agreement	282	170	112

Total intangible assets subject to amortization	$16,354	$6,486	$9,868

	December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Developed technology	$4,282	$964	$3,318
Customer relationships	9,011	1,689	7,322
Customer backlog	2,779	2,779	—
Non-compete agreement	282	127	155

Total intangible assets subject to amortization	$16,354	$5,559	$10,795

We recorded amortization expense related to the acquisition-related intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expense category:
Research and development	$121	$121	$363	$363
Sales and marketing	188	188	564	564

Total	$309	$309	$927	$927

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

The estimated future amortization expense of acquisition-related intangible assets to be charged to operating expense after September 30, 2015 is as follows (in thousands):

Year Ended December 31,
2015 (remaining 3 months)	$309
2016	1,236
2017	1,221
2018	1,179
2019	1,179
Thereafter	4,744

Total	$9,868

Note 5. Borrowings.

Bridge Bank Loan.

In October 2013, we entered into the Business Financing Agreement (the “BFA”) with Bridge Bank N.A. The agreement consisted of both a revolving credit facility under which we were permitted to borrow up to 80% of eligible accounts receivable but not to exceed $7.5 million and a term loan in the amount of $9.0 million. Interest on the revolving credit facility accrued at the bank’s prime rate, which under the BFA could not have been less than 3.25%, plus 1.25% while interest on the term loan accrues at the bank’s prime rate plus 3%. Under the term loan, we were required to make interest only payments through April 2014 and principal payments of $300,000 monthly thereafter plus interest. Borrowings under the BFA were secured by all of our assets and are subject to certain financial covenants, including maintaining minimum levels of EBITDA on a quarterly basis and a certain minimum asset coverage ratio based on the ratio of unrestricted cash plus certain accounts receivable to total outstanding under the BFA.

In 2014, we were not in compliance with certain financial covenants under the BFA. As a result, in October 2014, we entered into the First Business Financing Modification Agreement (the “BFA Modification”) under which the covenant defaults were waived. The BFA Modification (i) increased the interest rate charged on the term loan from the bank’s prime rate plus 3% to the bank’s prime rate plus 4% and would have declined to the bank’s prime rate plus 3% upon the raising of additional equity of not less than $2.5 million, (ii) required us to continue to maintain certain minimum levels of EBITDA and asset coverage ratios, (iii) required us to maintain unrestricted cash of not less than $4.25 million until that point at which we either receive additional equity of not less than $5.0 million or maintain a debt service coverage ratio of not less than 1.00 to 1.00 (based on the ratio of EBITDA to current portion of total amounts outstanding under the BFA Modification plus period-to-date interest expense payments) for two consecutive quarters.

Under the BFA the bank was paid a facility fee of $82,500 at closing. Under the BFA Modification, the bank was paid an additional facility fee of $50,000 and received a warrant to purchase 1,488 shares of our Series E convertible preferred stock. The facility fees and the value of the warrant, $0.1 million, were recorded as debt discount and have been amortized over the life of the agreement. Amortization of debt discount was immaterial during 2013 and $0.1 million in 2014. As of December 31, 2014, the remaining unamortized debt discount was $0.1 million.

As of December 31, 2014 we were not in compliance with the financial covenants of the agreements and all amounts due under the agreement are shown as current on the consolidated balance sheets. Borrowings of $10.9 million under this facility were repaid in full in April 2015.

Opus Bank Term Loan.

In April 2015, we entered into a three-year $15.0 million credit agreement with Opus Bank, which replaced the BFA, as amended. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $15.0 million to be used for general corporate purposes including working capital, to repay certain indebtedness and for capital expenditures and other expenses. Interest will accrue on any outstanding borrowings at

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

a rate equal to (a) the higher of (i) the prime rate (as publicly announced from time to time by the Wall Street Journal) and (ii) 3.25% plus (b) (i) 1.00% if our cash and cash equivalents are greater than 125% of the outstanding principal of our borrowings under the new term loan facility, or (ii) 2.00% if our cash and cash equivalents are less than or equal to 125% of such borrowings. Indebtedness we incur under this agreement is secured by substantially all of our assets and contains financial covenants requiring us to maintain a monthly asset coverage ratio of not less than 1.00 to 1.00 through September 30, 2015 and 1.10 to 1.00 thereafter, and quarterly adjusted EBITDA (measured on a trailing three-month basis) of $1 through March 31, 2016 and increasing to higher levels thereafter. The agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate and make acquisitions. As of September 30, 2015, we were not in compliance with all financial covenants and received from the bank a waiver for non-compliance and restrictions. As of September 30, 2015 we had borrowings of $15.0 million outstanding prior to accounting for debt discount. We may not draw additional funds under the new term loan facility and our borrowings mature on April 30, 2018.

In connection with the new term loan facility, the bank received a warrant to purchase 31,897 shares of Series E convertible preferred stock. In addition, we paid financing costs of $0.1 million. The financing costs and the value of the warrant, $0.9 million, were recorded as debt discount and are being amortized over the life of the agreement. Amortization of debt discount was $0.2 million during the nine months ended September 30, 2015. As of September 30, 2015, the remaining unamortized debt discount was $0.7 million.

Outstanding borrowings consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Revolving line of credit	$—	$4,273
Term loan, current	5,042	6,476
Term loan, non-current	9,229	—

Total	$14,271	$10,749

Future repayments on outstanding borrowings (excluding unamortized discount of $0.7 million as of September 30, 2015) are as follows (in thousands):

Year ending December 31,
2015 (remaining 3 months)	$1,000
2016	6,000
2017	6,000
2018	2,000

$15,000

Interest expense incurred for the three and nine months ended September 30, 2015 was $0.3 million and $0.8 million, respectively. Interest expense incurred for the three and nine months ended September 30, 2014 was $0.2 million and $0.6 million, respectively.

Note 6. Segment Information.

We operate in one business segment, application-specific, feature-rich, ultra-low power NVM products. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results. Revenue is evaluated based on product category and by geographic region.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
United States	$2,332	$1,913	$6,313	$5,693
Rest of Americas	178	161	512	592
Europe	1,321	1,354	3,846	6,108
Asia Pacific	7,251	6,551	20,512	18,509
Rest of world	61	55	250	194

Total	$11,143	$10,034	$31,433	$31,096

Long-lived assets are attributed to the geographic region were they are located. Long-lived assets by geographic region were as follows (in thousands):

	September 30,	December 31,
	2015	2014
United States	$349	$620
Asia Pacific	638	1,105

Total property and equipment, net	$987	$1,725

Note 7. Commitments and Contingencies.

Operating Leases.

Prior to entry into an extension in November 2015 (see Note 14), we leased facilities under non-cancellable lease agreements which expire in January 2016. Rent expense under operating leases for the three and nine months ended September 30, 2015 was $0.2 million and $0.6 million, respectively. Rent expense under operating leases for the three and nine months ended September 30, 2014 was $0.2 million and $0.5 million, respectively. Future minimum lease payments under operating leases for the remaining portion of 2015 and 2016 are $193,000 and $38,000, respectively. See Note 14 for information about our new headquarters lease.

Capital Leases.

We have entered into various lease agreements for equipment and software under capital leases with terms of between 24 to 48 months. The equipment and software under the leases are collateral for the lease obligations and are included within property, plant and equipment, net, on the consolidated balance sheets. Future minimum commitments for capital leases as of September 30, 2015 are as follows (in thousands):

Payments due remainder of 2015	$9
Payments due in 2016	18

Total minimum lease payments	27
Less: Amounts representing interest	(4)

Present value of capital lease obligations and current portion of capital lease obligations	$23

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Obligations under capital leases are included in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

Equipment acquired under capital leases is included in property and equipment, net and consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Computer software	$108	$108
Office equipment	49	49
Machinery and equipment	44	44

Total	201	201
Accumulated depreciation and amortization	(180)	(114)

Property and equipment, net	$21	$87

Purchase Commitments.

As of September 30, 2015 we had purchase commitments with our third-party foundries and other suppliers of $3.6 million due within one year.

Litigation.

Although we are not currently subject to any litigation, and no litigation is currently threatened against us, we may be subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. We accrue amounts that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss that is reasonably estimable.

Indemnification.

During the normal course of business, we may make certain indemnities, commitments and guarantees which may include intellectual property indemnities to certain of our customers in connection with the sales of our products and indemnities for liabilities associated with the infringement of other parties’ technology based upon our products. Our exposure under these indemnification provisions is generally limited to the total amount paid by a customer under the agreement. However, certain agreements include indemnification provisions that could potentially expose us to losses in excess of the amount received under the agreement. In addition, we indemnify our officers, directors and certain key employees while they are serving in good faith in such capacities.

We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. Where necessary, we accrue for losses for any known contingent liabilities, including those that may arise from indemnification provisions, when future payment is probable.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Note 8. Convertible Preferred Stock and Convertible Preferred Stock Warrants

Convertible Preferred Stock.

We have authorized and issued Series A preferred stock (“Series A”), Series B preferred stock (“Series B”), Series C preferred stock (“Series C”), Series D preferred stock (“Series D”), Series D-1 preferred stock (“Series D-1”), and Series E preferred stock (“Series E”). Preferred stock consisted of the following:

	Shares Authorized	Shares Issued and Outstanding	Aggregate Liquidation Value	Carrying Value
	(in thousands, except shares)
Series A	1,087,663	1,082,248	$12,000	$11,836
Series B	1,311,000	1,303,616	15,900	15,815
Series C	837,962	837,957	19,357	19,257
Series D	518,342	446,565	14,000	13,958
Series D-1	222,861	222,668	5,236	5,236
Series E	675,758	526,799	61,932	12,365

Total	4,653,586	4,419,853	$128,425	$78,467

Concurrent with the close of our initial public offering on October 30, 2015, all shares of convertible preferred stock were converted into 9,114,739 shares of common stock.

Prior to the conversion to common stock, the preferred stock had the following terms:

Dividends. Holders of preferred stock are entitled to receive, pari passu but in preference to the common stockholders, when and as declared by our Board of Directors, but only out of funds that are legally available therefore, non-cumulative cash dividends at the annual rate of eight percent of the original issue price as follows:

Class of Shares	Dividend Per Share
Series A	$0.88704
Series B	$0.97581
Series C	$1.84800
Series D	$2.50800
Series D-1	$1.88100
Series E	$1.88100

No dividends have been declared to date.

Liquidation. The holders of preferred stock and certain of our employees who are eligible to participate in a Management Carve-out Plan have preferences over the holders of common stock in the event of any voluntary or involuntary liquidation, dissolution or winding up of the company, including a merger, consolidation or sale of assets (each a “liquidation event”). These holders have the right to redeem their shares only upon a liquidation event. The amount to be paid per share for the preferred stock is $11.088 for Series A, $12.1968 for Series B, $23.10 for Series C, $31.35 for Series D, $23.5125 for Series D-1 and an aggregate of $117.5625 for Series E (each as adjusted for certain recapitalization events) plus any declared and unpaid dividends. Holders of Series E are entitled to receive $70.5375 prior and in preference to other holders of preferred stock and the employees eligible to participate in the Management Carve-out Plan to be adopted by our Board of Directors upon a liquidation event. We have set

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

aside an aggregate amount of up to 10% of the proceeds from the liquidation event for payments to such employees (the “Management Carve-out Payments”). The Management Carve-out Payments are made before any payments to the holders of Series D-1, Series D, Series C, Series B, Series A or common stock. After the Management Carve-out Payments holders of Series E are entitled to receive a second payment of $47.025 prior to the other holders of preferred stock and then the Series D-1 and Series D are entitled to receive their liquidation preference pari passu, followed by the Series C, the Series B and the Series A.

Thereafter, any remaining assets available for distribution would be distributed on a pro rata basis to the holders of preferred stock (on an as converted basis) and common stock based on the number of shares of common stock held by each stockholder. If upon liquidation, our assets are not sufficient to permit payment of the full liquidation preference of the preferred stock, the assets will be distributed first to the holders of Series E on a pro rata basis based on the number of shares held by each Series E stockholder, then the Management Carve-out Payments, then to the Series D and Series D-1 together on a pro rata basis, and then sequentially to each of the Series C, Series B and series A on a pro rata basis until all assets have been distributed.

Voting. Each holder of preferred stock is entitled to one vote for each share of common stock into which such holder’s shares of preferred stock is then convertible. The holders of preferred stock vote together with the holders of common stock as a single class unless otherwise provided by law or our articles of incorporation.

Conversion. Each outstanding share of preferred stock is convertible, at the holder’s option into shares of common stock at a conversion rate determined by dividing the original issue price for such share by the then applicable conversion price for such share, with the conversion price subject to adjustment in the event of certain anti-dilutive issuances of shares of common stock. As of December 31, 2014, each share of Series A, Series B, Series C, Series D-1 and Series E would convert at the holder’s option into common stock on a one-for-one basis and the Series D would convert at the holder’s option on an approximately 1-to-1.03 basis.

Each share of Series A, Series B, Series C, Series D and Series D-1 will automatically convert at the then-effective conversion rate into shares of common stock upon the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement under the Securities Act of 1933, with gross proceeds to us of not less than $20 million (“qualified IPO”), and each share of Series E will automatically convert on a 1-to-9.8841 basis in the event of a qualified IPO. In addition, each share of preferred stock will automatically convert at the then-effective conversion ratio into shares of common stock upon receipt by us of a written request for such conversion from the holders of (a) 90% of the Series E and (b) two-thirds of each other series of preferred stock.

Preferred Stock Warrants.

As of the dates below, outstanding preferred stock warrants and associated fair values are as follows (fair value in thousands):

Class of Shares	Number of Shares	September 30, 2015	December 31, 2014	Exercise Price	Issuance Date	Expiration Date
Series B	7,378	—	6	$12.1968	2010	2017
Series D	71,769	—	60	$31.3500	2012-2013	2019
Series E	33,385	463	56	$23.5125	2014-2015	2022-2024

	112,532	$463	$122

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

In connection with a capital lease financing in January 2008, we issued a warrant to purchase 5,411 shares of Series A at $11.088 per share. In January 2015, this warrant expired unexercised.

In connection with a capital lease financing in February 2010, we issued a warrant to purchase 7,378 shares of Series B at $12.1968 per share. The warrants are exercisable any time at the option of the holder and expire at the earlier of February 2017, an initial public offering, or an acquisition. This warrant was initially valued at $57,000 and recorded as a liability.

In connection with a term loan financing with Opus Bank, in September 2012 we issued a warrant to purchase 35,885 shares of Series D at a price per share of $31.35. In addition, in connection with a first amendment of the term loan financing with Opus Bank, on each of March 31, 2013 and June 30, 2013 we issued to Opus Bank a warrant to purchase 17,942 shares of Series D at a price per share of $31.35. The warrants were exercisable any time at the option of the holder and expire at the earlier of September 2019, an initial public offering, or an acquisition. The warrants were initially valued at $1.3 million and recorded as a liability.

In connection with a BFA Modification agreement with Bridge Bank, in October 2014 we issued a warrant to purchase 1,488 shares of Series E at a price per share of $23.5125. The warrant was exercisable any time at the option of the holder and expires at the earlier of October 2024, an initial public offering, or an acquisition. The warrant was initially valued at $0.1 million and recorded as a liability.

Concurrent with the close of our initial public offering on October 30, 2015, all preferred stock warrants were converted into warrants to purchase a total of 411,499 shares of common stock and accordingly, the liability was reclassified to additional paid-in capital.

As of December 31, 2014 and September 30, 2015, the fair value of preferred stock warrants was $0.1 million and $0.5 million, respectively, and classified as long-term liabilities, as the warrants primarily expire in periods beyond one year from December 31, 2014. The warrants are subject to re-measurement at each balance sheet date with any change in fair value recognized as a component of other income (expense), net in our condensed consolidated statements of operations.

During the nine months ended September 30, 2015 and 2014, we recorded income of $0.5 million and $38,000 respectively, for the change in fair value of these warrants. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants or the completion of a liquidation event, including the completion of a qualified initial public offering, at which time all preferred stock warrants will be converted into warrants to purchase common stock and, accordingly, the liability will be reclassified to additional paid-in capital.

Note 9. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We were authorized to issue 6,666,666 shares of common stock with no par value per share as of December 31, 2014 and 14,696,969 shares of common stock with no par value per share as of September 30, 2015. Each holder of common stock is entitled to one vote per share. The holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors, subject to the consent of two-thirds of the outstanding preferred stock and their preferential dividend rights.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Common Stock Reserved for Future Issuance.

As of September 30, 2015 and December 31, 2014, we had reserved shares of common stock for future issuances as follows:

	September 30,	December 31,
	2015	2014
Preferred stock	9,114,739	9,114,739
Warrants to purchase preferred stock	411,499	86,046
Warrants to purchase common stock	218,618	218,618
Stock option plan:
Options outstanding	796,147	604,412
Options available for future grants	1,814,420	148,633

Total	12,355,423	10,172,448

Common Stock Warrants.

As of September 30, 2015 and December 31, 2014, outstanding common stock warrants were as follows:

Total amount of securities issuable under the outstanding warrants	Exercise Price	Issuance Date	Expiration Date
114,784	$1.98	2009	2016
28,696	$1.98	2011	2016
75,138	$3.96	2011	2018

218,618

Common stock warrants are convertible at the option of the holder any time after the date of issuance into shares of our common stock. The aggregate amount of shares of common stock that would be issued is determined by dividing the exercisable price by the conversion price applicable on the date of conversion multiplied by the number of warrants exercised. When a public market exists for our common stock, the conversion price is equal to certain quoted prices for our common stock five trading days prior to the date of conversion. When no public market exists for our common stock, the fair value is determined by our Board of Directors. When a warrant is exercised in connection with our initial public offering, the conversion price is equal to the per share offering price to the public in the initial public offering.

In connection with our initial public offering, on October 30, 2015, all common stock warrants were net exercised based on the initial public offering price of $5.00 per share, resulting in the issuance of 102,289 shares of our common stock.

2007 Equity Incentive Plan.

In 2007, our Board of Directors and shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) under which 272,727 shares of common stock were reserved and available for the issuance of stock options and restricted stock to eligible participants. The 2007 Plan has been subsequently amended to increase the number of shares of common stock reserved for issuance under the 2007 Plan to 787,878 and during the nine months ended September 30, 2015, the number of shares reserved for issuance under the 2007 Plan has been increased to 2,651,515. Options and restricted stock awards may be granted at a price per share not less than the 85% of the fair value at the date of grant or award, respectively. Restricted stock awarded to persons controlling more than 10% of our stock may be granted at a price per share not less than the 100% of the fair value at the date of the award. Options granted to new employees generally vest over a four-year period with 25% vesting at the end of one year and the remaining to vest monthly thereafter, while options granted to existing employees generally vest over a four-year period. Options granted generally are exercisable up to 10 years.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

A summary of stock option activity under the 2007 Plan is as follows:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2013	565,265	$3.60	5.9	$—
Granted	110,085	1.65
Exercised	(20,398)	1.66
Canceled	(50,540)	3.96

Outstanding as of December 31, 2014	604,412	$1.57	6.8	$—
Granted	201,185	5.15
Exercised	(5,954)	1.73
Canceled	(3,496)	1.74

Outstanding as of September 30, 2015	796,147	$2.18	6.8	$2,245

Options vested and expected to vest as of September 30, 2015	749,276	$2.41	6.6	$1,941

Options vested and exercisable as of September 30, 2015	500,483	$1.70	5.4	$1,652

Note 10. Stock-based Compensation.

We record stock-based compensation based on fair value as of the grant date using the Black-Scholes option-pricing model. We recognize such costs as compensation expense on a straight-line basis over the employee’s requisite service period, which is generally four years. Our valuation assumptions are as follows:

Fair value of common stock. Given the absence of a public trading market, prior to our initial public offering, our Board of Directors considered numerous objective and subjective factors to determine the fair value of our common stock which included, but were not limited to (i) independent third-party valuations of common stock; (ii) the rights and preferences of our preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) developments in the business; and (v) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the company, given prevailing market conditions.

Risk-free interest rate. We base the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent expected term of the options for each option group.

Expected term. The expected term represents the period that our stock-based awards are expected to be outstanding. The expected term assumption is based on the simplified method in which the expected term is equal to the average of the stock-based award’s weighted-average vesting period and its contractual term. We expect to continue using the simplified method until sufficient information about historical behavior is available.

Volatility. We determine volatility based on the historical stock volatilities of a group of publicly listed guideline companies over a period equal to the expected terms of the options, as we do not have any trading history to determine the volatility of our common stock.

Dividend yield. We have never declared or paid any cash dividend and do not currently plan to pay a cash dividend in the foreseeable future. Consequently, we used an expected dividend yield of zero.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Volatility	40%	65%	40%	65%
Expected dividend yield	—	—	—	—
Risk-free rate	1.53%	1.75%	1.59%	1.75%
Expected term (in years)	5.90	6.03	5.46	6.03

The following table presents the effects of stock-based compensation during the periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$3	$1	$6	$3
Research and development	26	31	66	72
Sales and marketing	16	17	37	24
General and administrative	40	78	88	105

Total	$85	$127	$197	$204

We did not realize any income tax benefit from stock option exercises in either of the periods presented due to recurring losses and valuation allowances.

As of September 30, 2015, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $0.7 million, and this amount is expected to be recognized over a weighted-average period of approximately 2 years.

Stock Option Repricing.

In August 2014, our Board of Directors approved a common stock option repricing program whereby previously granted and unexercised options held by current employees with exercise prices above $1.65 per share were repriced on a one-for-one basis to $1.65 per share which represented the per share fair value of our common stock as of the date of the repricing. There was no other modification to the vesting schedule of the previously issued options. As a result, 387,749 unexercised options originally granted to purchase common stock at prices ranging from $1.98 to $5.61 per share were repriced under this program.

We treated the repricing as a modification of the original awards and calculated additional compensation costs for the difference between the fair value of the modified award and the fair value of the original award on the modification date. The repricing resulted in incremental stock-based compensation expense of $0.2 million. Expense related to vested shares was expensed on the repricing date and expense related to unvested shares is being amortized over the remaining vesting period of such stock options.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Note 11. Income Taxes.

We recorded an income tax provision of $5,000 and $76,000 for the three and nine months ended September 30, 2015, respectively, an income tax provision of $15,000 and $125,000 for the three and nine months ended September 30, 2014, respectively. The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. The income tax provision reflects tax expense associated with state income tax, foreign taxes, uncertain tax positions and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. The decrease in the tax provision between 2015 and 2014 is primarily due to a decrease in French subsidiary taxes for the both the three and nine month periods.

As of September 30, 2015, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting for income taxes (ASC 740), Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period that such determination is made.

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within the 12 months of September 30, 2015.

We file tax returns in the United States for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of our net operating loss and credit carryforwards. We file foreign tax returns in the United Kingdom, France and China. These tax years remain open to examination.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Note 12. Net Loss Per Share.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders during the periods presented (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss attributable to common stockholders:
Numerator:
Basic and diluted:
Net loss	$(1,076)	$(2,371)	$(5,119)	$(7,554)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted:	564,896	539,397	562,110	539,285

Net loss per share attributable to common stockholders:
Basic and diluted:	$(1.90)	$(4.40)	$(9.11)	$(14.01)

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Shares not used in computing net loss per share attributable to common stockholders as considered anti-dilutive:
Preferred stock	9,114,739	9,114,739	9,114,739	9,114,739
Stock options	796,147	549,906	796,147	549,906
Preferred stock warrants	411,499	86,930	411,499	86,930
Common stock warrants	218,618	218,618	218,618	218,618

Note 13. Purchase of Serial Flash Memory Product Assets.

In September 2012, we completed the purchase of the serial flash memory product assets from Atmel Corporation. The aggregate purchase price for these assets was $25.0 million and was accounted for as a business combination. The excess of the purchase price over the fair value allocated to the net assets is goodwill. The key factors attributable to the creation of goodwill by the transaction are synergies in technology, operations, existing customer base and cash flow generated from revenue. The estimated fair value of finite-lived intangible assets and tangible assets were determined as follows (i) customer relationships and customer backlog were determined using the excess earnings approach, (ii) developed technology was determined using the royalty method, (iii) non-compete agreement was determined using the income approach, (iv) inventories were estimated using the cost approach and (v) property and equipment was estimated using replacement value.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

The following table summarizes the allocation of the purchase price to the tangible and intangible assets purchased as of the date of purchase (in thousands):

Finite-lived intangible assets:
Developed technology	$4,282
Customer relationships	9,011
Customer backlog	2,779
Non-compete covenant	282

Total finite-lived intangible assets	16,354
Tangible assets:
Inventory	8,365
Property and equipment	259

Total finite-lived intangible assets	8,624
Indefinite-lived intangible asset:
Goodwill	22

$25,000

Note 14. Subsequent Events.

Reverse Stock Split

On October 1, 2015, we effected a 1-for-33 reverse split of our common stock and convertible preferred stock.

Reincorporation

On October 9, 2015, we completed our reincorporation in Delaware.

Initial Public Offering

On October 30, 2015, subsequent to the close of the Company’s third quarter ended September 30, 2015, the Company completed its IPO of 5,192,184 shares common stock, at $5.00 per share, before underwriting discount and commissions. The shares sold included 192,184 shares issued as a result of the underwriters’ exercise of their option to purchase additional shares. The IPO generated net proceeds to the Company of approximately $22.2 million, after deducting underwriting discounts and commissions and offering expenses. Offering costs incurred by the Company were approximately $1.9 million and will be recorded against the proceeds received from the sale of the common stock.

All outstanding shares of convertible preferred stock converted into 9,114,739 shares of the Company’s common stock concurrent with the close of the IPO on October 30, 2015. Following the IPO, there were no shares of the Company’s convertible preferred stock outstanding.

Amendment of Certificate of Incorporation

Upon the filing of our Certificate of Amendment to our Restated Certificate of Incorporation on October 23, 2015, the definition of “qualified IPO” was amended such that each share of Series A, Series B, Series C, Series D and Series D-1 will automatically convert at the then effective conversion rate into shares of common stock upon the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement under the Securities Act of 1933, with gross proceeds to us of not less than $20 million, and each share of Series E will automatically convert on a 1-to-9.8841 basis in the event of such qualified IPO.

Amended and Restated Certificate of Incorporation

Upon the filing of our Amended and Restated Certificate of Incorporation upon the closing of our on initial public offering on October 30, 2015, our authorized capital stock consisted of 100,000,000 shares of common stock, $0.0001 par value per share, and 5,000,000 shares of undesignated preferred stock, $0.0001 par value per share.

Facility Leases

On November 2, 2015, the Company extended the lease for its headquarters by six months to July 2016 by entering into that certain Amendment to Commercial Sublease, dated November 2, 2015, between the Company and eGain Corporation. The Amendment provides for a base rent during the extension period of $47,087 per month.

Additionally, on November 2, 2015, the Company entered into a lease with Peterson Ridge LLC pursuant to which the Company has leased a new headquarters facility, consisting of an aggregate of approximately 34,000 square feet of space in Santa Clara, California. The initial term of the lease commenced on November 2, 2015 and is scheduled to end on July 31, 2023 and may be extended, at the Company’s option, for an additional five-year period following the initial lease term.

Pursuant to the lease, monthly base rental payments due under the lease are expected to be approximately $93,000 per month between August 1, 2016 and February 27, 2017, with annual increases of approximately 3% thereafter. The Company must also pay for certain other operating costs under the lease, including operating expenses, taxes, assessments, insurance, utilities, securities and property management fees. Peterson Ridge LLC is obligated to reimburse the Company for up to $2,521,051 of the Company’s out-of-pocket costs associated with any tenant improvements, as defined in the lease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements and factors that may affect future results

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or to our future financial or operating performance. You can generally identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intend,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. Except as required by law, we do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part II, Item 1A, of this Quarterly Report on Form 10-Q. We encourage you to read that section carefully.

The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our prospectus dated October 26, 2015 and filed pursuant to Rule 424(b)(4) under the Securities Act with the Securities and Exchange Commission (“SEC”) on October 27, 2015. In this Quarterly Report, unless otherwise specified or the context otherwise requires, “Adesto,” “we,” “us,” and “our” refer to Adesto Technologies Corporation and its consolidated subsidiaries.

Overview

We are a leading provider of application-specific, feature-rich, ultra-low power non-volatile memory (“NVM”) products. We optimize our NVM products for Internet of Things, or IoT, applications including current and next-generation Internet-connected devices in the consumer, industrial, medical and wearables markets. We combine our NVM design capabilities with proprietary intellectual property and differentiated technology platforms to deliver high-performance products that dramatically reduce the overall energy consumption of our customers’ systems and extend battery life. Our products feature embedded intelligence in a small form factor and high reliability. We believe that our ultra-low power and feature-rich NVM products will become a key hardware building block for billions of IoT edge devices operating on and connected to networks worldwide. Through September 30, 2015, we have shipped over 200 million units to more than 500 end customers.

Our revenue is derived from the sale of our NVM products, primarily our flash memory products, which represented substantially all of our revenue for the nine months ended September 30, 2015. On September 28, 2012, we purchased certain flash memory product assets from Atmel Corporation for a total of $25.0 million, of which $22.2 million was funded with term debt from a financial institution. The acquisition brought us a large customer base for NVM products, a world-wide sales and distribution network and products and technology to further broaden our technology platform offerings. The products we acquired as part of the acquisition were approaching the end of their life cycle and experiencing annual revenue declines. While we provide support for these products, we have not invested further in research and development. Revenue from these legacy products have declined to $0.8 million from $1.5 million for the three months ended September 30, 2015 and 2014, respectively, and to $2.6 million from $11.8 million for the nine months ended September 30, 2015 and 2014, respectively. We expect that revenue from these products will continue to decline in the future. Since the acquisition, we have invested in developing new products that are better suited for low-power, high-growth applications, accelerated development of select products and introduced new products based on the acquired technology. In 2013, we introduced the first of our next-generation DataFlash and Fusion Flash products, which have similar functionality to our legacy products, but also offer enhanced features such as ultra-deep power down and wide supply voltage range operation. Collectively, sales of our next-generation NVM products have experienced a high rate of growth. Revenue from these new products were $10.3 million and $8.5 million for the three months ended September 30, 2015 and 2014, respectively, and $28.9 million and $19.3 million for the nine months ended September 30, 2015 and 2014, respectively. We had been exclusively developing products based on CBRAM technology prior to the acquisition of assets from Atmel, and shipped more than 1.0 million units of our CBRAM-based products by 2014. We continue to develop and enhance our family of CBRAM-based products, although revenue associated with these products has not been material to date. We have made and continue to make these upfront investments because we believe that the introduction of any fundamentally new semiconductor technology must necessarily go through a lengthy customer evaluation process and several cycles of improvement in the field before it can be widely adopted or generate material revenue.

For the nine months ended September 30, 2015, our products were sold to more than 500 end customers, 59 of which are large multi-national companies. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 68% and 90% of our revenue from distributors during the three months ended September 30, 2015 and 2014, respectively, and 67% and 89% of our revenue from distributors during the nine months ended September 30, 2015 and 2014, respectively. Sales to three distributors generated approximately 25% and 49% of our revenue during the three months ended September 30, 2015 and 2014, respectively, and 25% and 38% of our revenue during the nine months ended September 30, 2015 and 2014, respectively. Additionally, we derived approximately 79% and 81% of our revenue internationally during the three months ended September 30, 2015 and 2014, respectively, and approximately 81% and 82% of our revenue internationally during the nine months ended September 30, 2015 and 2014, respectively, the majority of which was recognized in the Asian Pacific, or APAC, region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped.

We employ a fabless manufacturing strategy and use market-leading suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy significantly reduces the capital investment that would otherwise be required to operate manufacturing facilities of our own.

In order to develop differentiated products to attract and retain customers, we have made significant investments in research and development. For the three months ended September 30, 2015 and 2014, our research and development expense was $3.2 million and $3.5 million, respectively, and for the nine months ended September 30, 2015 and 2014, our research and development expense was $9.3 million and $11.4 million. We expect that our research and development expenses will increase significantly in the future as we pursue the opportunities we see in the emerging IoT market. As of September 30, 2015, we had 92 employees, approximately 50% of whom are in research and development. Our headquarters are located in Sunnyvale, California, with additional sales operations in North America, Europe, the Middle East and Africa, or EMEA, and APAC regions. We recorded revenue of $11.1 million and $10.0 million, and net loss of $1.1 million and $2.4 million, for the three months ended September 30, 2015 and 2014, respectively, and revenue of $31.4 million and $31.1 million, and net loss of $5.1 million and $7.6 million, for the nine months ended September 30, 2015 and 2014, respectively.

Factors Affecting Our Performance

Product adoption in new markets and applications. We optimize our products to meet the technical requirements of the emerging IoT market. The growth in the IoT market is dependent on many factors, most of which are outside of our control. Should the IoT market not develop or develop more slowly, our financial results could be adversely affected.

Ability to attract and retain customers that make large orders. During the nine months ended September 30, 2015, our products were sold to more than 500 end customers, of which approximately 50 generated more than half our revenue. While we expect the composition of our customers to change over time, our business and operating results will depend on our ability to continually target new and retain existing customers that make large orders, particularly those in growth markets which are less dependent on macroeconomic conditions.

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system cost of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements and qualified our NVM device for their products. The number of our design wins has grown from 35 in the nine months ended September 30, 2014 to 115 in the nine months ended September 30, 2015, including 33 and 109 design wins for new products, respectively. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends.

Pricing, product cost and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, manufacturing yields and inventory write downs, if any. In general, newly introduced products and products with higher performance and more features tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. In the normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. If we are unable to maintain overall average selling prices or offset any declines in average selling prices with realized savings on product costs, our gross margin will decline.

Investment in growth. We have invested, and intend to continue to invest, in expanding our operations, increasing our headcount, developing our products and differentiated technologies to support our growth and expanding our infrastructure. We expect our total operating expenses to increase significantly in the foreseeable future to meet our growth objectives. We plan to continue to invest in our sales and support operations throughout the world, with a particular focus in the near term of adding additional sales and field applications personnel in APAC to further broaden our support and coverage of our existing customer base, in addition to developing new customer relationships and generating design wins. We also intend to continue to invest additional resources in research and development to support the development of our products and differentiated technologies. Any investments we make in our sales and marketing organization or research and development will occur in advance of experiencing any benefits from such investments, and the return on these investments may be lower than we expect. In addition, as we invest in expanding our operations internationally, our business and results will become further subject to the risks and challenges of international operations, including higher operating expenses and the impact of legal and regulatory developments outside the United States.

Components of Our Results of Operations

Revenue

We derive substantially all of our revenue through the sale of our NVM products to OEMs and ODMs, primarily through distributors. We generated 67% and 89% of our revenue from distributors during the nine months ended September 30, 2015 and 2014, respectively. We recognize revenue from product sales when persuasive evidence of an arrangement exists and all other revenue recognition criteria are met. We sell the majority of our products to distributors and generally recognize revenue when we ship the product directly to the distributors.

Because our distributors market and sell their products worldwide, our revenue by geographic location is not necessarily indicative of where our customers’ product sales and design win activity occur, but rather of where their manufacturing operations occur.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs paid to our third-party manufacturers for wafer fabrication, assembly and testing of our NVM products, write-downs of inventory for excess and obsolete inventories including write-downs of inventory for products based on CBRAM technology and accruals for future losses on CBRAM wafer purchase commitments to the extent our costs exceed the market price for such products. To a lesser extent, cost of revenue also includes depreciation of test equipment and expenses relating to manufacturing support activities, including personnel-related costs, logistics and quality assurance and shipping.

Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, manufacturing yields and inventory write downs, if any. We expect our gross margin to fluctuate over time depending on the factors described above.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expense. Personnel-related costs, including salaries, benefits, bonuses and stock-based compensation, are the most significant component of each of our operating expense categories. In addition, in the near term we expect to hire additional personnel, primarily in our selling and marketing functions, and increase research and development expenditures, such as prototype wafers, associated with the implementation of our CBRAM technology in a manufacturing facility in Asia. Accordingly, we expect our operating expenses to increase as we invest in these initiatives

Research and Development. Our research and development expenses consist primarily of personnel-related costs for the design and development of our products and technologies. Additional research and development expenses include product prototypes, mask costs, external test and characterization expenses, depreciation, amortization of design tool software licenses, amortization of acquisition-related intangible assets and allocated overhead expenses. We also incur costs related to outsourced research and development activities. We expect research and development expenses to increase in absolute dollars for the foreseeable future as we continue to improve our product features, increase our portfolio of solutions and implement our CBRAM manufacturing technology in a new manufacturing facility.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs for our sales, business development, marketing, and applications engineering activities, third-party sales representative commissions, promotional and other marketing expenses, amortization of acquisition-related intangible assets and travel expenses. We expect sales and marketing expenses to increase in absolute dollars for the foreseeable future as we continue to expand our direct sales teams, primarily in APAC, and increase our marketing activities.

General and Administrative. General and administrative expenses consist primarily of personnel-related costs, consulting expenses and professional fees. Professional fees principally consist of legal, audit, tax and accounting services. We expect general and administrative expenses to increase in absolute dollars for the foreseeable future as we hire additional personnel, make improvements to our infrastructure and incur significant additional costs for the compliance requirements of operating as a public company, including higher legal, insurance and accounting expenses.

Other Income (Expense), Net

Other income (expense), net is comprised of interest income (expense) and other income (expense). Interest expense consists of interest on our outstanding debt. Other expense, net consists primarily of the change in fair value of our preferred stock warrant liability and foreign exchange gains or losses. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

We classify our preferred stock warrants as a liability on our condensed consolidated balance sheets and record changes in fair value at each balance sheet date with the corresponding change recorded as other income (expense). We will record a final adjustment to the fair value of the warrants as of the closing of our initial public offering on October 30, 2015 and the warrants will no longer be subject to fair value accounting thereafter due to their conversion into warrants to purchase common stock.

Provision for Income Taxes

Provision for income taxes consists primarily of U.S. federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future.

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014 (in thousands, except percentage data):

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
Revenue	$11,143	$10,034	$1,109	11%	$31,433	$31,096	$337	1%
Revenue by category of products
Legacy Products	818	1,487	(669)	(45)	2,556	11,784	(9,228)	(78)
New Products	10,325	8,547	1,778	21	28,877	19,312	9,565	50

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue by geography:
United States	21%	19%	20%	18%
Europe	12%	13%	12%	20%
Asia Pacific	65%	65%	65%	59%
Rest of world	2%	3%	3%	3%

Revenue increased by $1.1 million, or 11%, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase was due to an increase in sales to direct customers as opposed to distributors. Revenue increased by $0.3 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 due to increased sales from our data flash products line as well as increase in our sales to direct customers.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
Cost of revenue	$6,110	$6,333	$(233)	(4)%	$18,346	$19,367	$(1,021)	(5)%
Gross margin	5,033	3,701	1,332	36	13,087	11,729	1,358	12

Cost of revenue decreased by $0.2 million, or 4%, during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014 due primarily to a reduction in direct manufacturing costs. Cost of revenue decreased by $1.0 million or 5%, as compared to the nine months ended September 30, 2014 primarily due to a reduction in inventory write-downs.

Gross margin increased by $1.3 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due primarily to a benefit from the sale of previously written-down product along with improvements in the Company’s cost structure.

Gross margin increased by $1.4 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due primarily to sale of previously written-down product.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
Operating expenses:
Research and development	$3,217	$3,456	$(239)	(7)%	$9,313	$11,375	$(2,062)	(18)%
Sales and marketing	2,126	1,735	391	23	6,189	5,368	821	15
General and administrative	919	639	280	44	2,589	1,809	780	43

Total operating expenses	$6,262	$5,830	$432	7%	$18,091	$18,552	$(461)	(2)%

Research and Development. Research and development expense decreased by $0.2 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, due to a reduction in personnel-related costs as a result of lower headcount. Research and development expense decreased by $2.1 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, due to $1.1 million reduction in personnel-related costs due to lower headcount, $0.7 million decrease in wafer purchases and other materials, and $0.3 million reduction in depreciation.

Sales and Marketing. Sales and marketing expense increased by $0.4 million during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, and by $0.8 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, in each case due primarily to an increase in personnel-related expenses.

General and Administrative. General and administrative expenses increased by $0.3 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, due primarily to an increase in legal and accounting fees, and rent expense. General and administrative expenses increased by $0.8 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, due to a $0.6 million increase in legal and accounting fees and a $0.2 million increase in personnel-related expenses.

Other Income (Expense), Net

	Three months ended September 30,		Change		Nine months ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
Interest expense, net	$(336)	$(189)	$(147)	78%	$(822)	$(611)	$(211)	35%
Other income (expense), net	494	(38)	532	(1400)%	783	5	778	15560%

Total other income (expense), net	$158	$(227)	$385	(170)%	$(39)	(606)	$567	(94)%

Interest expense, net increased by $0.1 million and $0.2 million during the three months and nine months ended September 30, 2015, respectively as compared to the three months and nine months ended September 30, 2014, respectively due to increased levels of debt outstanding.

Other income (expense), net increased by $0.5 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due primarily to our recording a reduction in the liability associated with preferred stock warrants.

Other income (expense), net increased by $0.8 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to our recording a reduction in the liability associated with preferred stock warrants along with a settlement with Atmel regarding certain funds held in escrow in connection with our purchase of serial flash memory assets from Atmel.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	Amount	%	2015	2014	Amount	%
Provision for income taxes	$5	$15	$(10)	(67)%	$76	$125	$(49)	(39)%

Provision for income taxes decreased during the three months and nine months ended September 30, 2015 as compared to the three months and nine months ended September 30, 2014 due to a reduction in tax expense related to our French subsidiary.

Liquidity and Capital Resources

The following table summarized our cash flows for the periods indicated were as follows:

	Nine months ended September 30,
	2015	2014
Cash flows used in operating activities	$(4,166)	$(1,332)
Cash flows used in investing activities	(388)	(770)
Cash flows provided by (used in) investing activities	4,040	(3,227)

Our principal source of liquidity as of September 30, 2015 consisted of cash and cash equivalents of $5.3 million. Substantially all of our cash and cash equivalents are held in the United States.

In April 2015, we entered into a three-year $15.0 million credit agreement with Opus Bank, or the term loan facility, which replaced our prior senior secured revolving credit and term loan facility. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $15.0 million to be used for general corporate purposes including working capital, to repay certain indebtedness and for capital expenditures and other expenses. Interest will accrue on any outstanding borrowings at a rate equal to (a) the higher of (i) the prime rate (as publicly announced from time to time by the Wall Street Journal) and (ii) 3.25% plus (b) (i) 1.00% if our cash and cash equivalents are greater than 125% of the outstanding principal of our borrowings under the term loan facility, or (ii) 2.00% if our cash and cash equivalents are less than or equal to 125% of such borrowings. Indebtedness we incur under this agreement is secured by substantially all of our assets and contains financial covenants requiring us to maintain a monthly asset coverage ratio of not less than 1.00 to 1.00 through September 30, 2015 and 1.10 to 1.00 thereafter, and quarterly adjusted EBITDA (measured on a trailing three-month basis) of $1 through March 31, 2016 and increasing to higher levels thereafter. The agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate and make acquisitions. Upon an occurrence of an event of default, we could be required to pay interest on all outstanding obligations under the agreement at a rate of five percent above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of September 30, 2015, we were not in compliance with all financial covenants and restrictions and received from Opus a waiver for non-compliance and restrictions. As of September 30, 2015, we had borrowings of $15.0 million outstanding prior to accounting for the debt discount. We may not draw additional funds under the term loan facility and our borrowings mature on April 30, 2018.

Prior to our initial public offering, we funded our operations primarily private sales of equity securities and borrowings under our credit arrangements. We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

Cash Flows from Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs and investments in research and development and sales and marketing. Net cash used in operating activities for the periods presented consisted of net losses adjusted for certain noncash items and changes in working capital. Within changes in working capital, changes in accounts receivable, inventory and accounts payable generally account for the largest adjustments, as we typically use more cash to fund accounts receivable and build inventory as our business grows. Increases in accounts payable typically provides more cash as we do more business with our contract foundries and other third parties, depending on the timing of payments.

During the nine months ended September 30, 2015, cash used in operating activities was $4.2 million, primarily from a net loss of $5.1 million and a net change in our operating assets and liabilities of $1.2 million partially offset by non-cash charges of $2.1 million primarily related to depreciation and amortization.

During the nine months ended September 30, 2014, cash used in operating activities was $1.3 million, primarily from a net loss of $7.6 million partially offset by net change in our operating assets and liabilities of $3.7 million and non-cash charges of $2.5 million primarily related to depreciation and amortization.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases of property and equipment. We expect to continue to make significant capital expenditures to support continued growth of our business. During the nine months ended September 30, 2015 and 2014, cash used in investing activities was $0.4 million and $0.8 million, respectively, due to purchases of equipment.

Cash Flows from Financing Activities

Cash flows from financing activities primarily include net proceeds from issuance of convertible preferred stock and proceeds and payments related to our term loans and our credit facilities.

During the nine months ended September 30, 2015, cash provided by financing activities was $4.0 million due to net proceeds of $14.9 million from our term loan facility partially offset by payments of $10.9 million on our prior credit facility.

During the nine months ended September 30, 2014, cash used in financing activities was $3.2 million, due primarily to principal payments on our outstanding borrowings.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purpose.

Contractual Obligations and Commitments

During the three months ended September 30, 2015 there were no material changes in our contractual obligations from those disclosed in our prospectus dated October 26, 2015 and filed with the SEC pursuant to Rule 424(b) under the Securities Act with the SEC on October 27, 2015. Please refer to the “Contractual Obligations and Commitments” heading set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus for a description of our contractual obligations.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2015 there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in our prospectus dated October 26, 2015 and filed with the SEC pursuant to Rule 424(b) under the Securities Act with the SEC on October 27, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and interest rate sensitivities as follows:

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates.

The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and to a lesser extent in EMEA and APAC. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements.

We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact the substantial majority of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and thus may impact our results of operations and cash flows.

Interest Rate Sensitivity

We had cash and cash equivalents of $5.3 million as of September 30, 2015, consisting of bank deposits. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding debt of $14.3 million as of September 30, 2015. The outstanding debt relates to a term loan.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of September 30, 2015.

Item 4. Controls and Procedures

(a)	Disclosure Controls and Procedures

We maintain “disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our CEO and CFO, is responsible for establishing and maintaining our disclosure controls and procedures and determining the existence of a material weakness in such disclosure controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Our CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. In light of the material weaknesses set forth below, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of that date. Notwithstanding the material weaknesses described below, our management performed additional analyses, reconciliations and other post-closing procedures and has concluded that our condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States.

In connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2013 and 2014, we identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board (United States). The identified material weakness related to our lack of sufficient, qualified personnel in accounting and financial reporting functions with sufficient experience and expertise with respect to the application of U.S. GAAP and related financial reporting, which led to a delay in the closing of our books and resulted in a number of post-closing adjustments to our consolidated financial statements as of and for the years ended December 31, 2013 and 2014.

(b)	Changes in Internal Control over Financial Reporting

As of September 30, 2015 we are in the process of taking steps intended to remedy the material weakness in our internal control over financial reporting identified by our independent registered public accounting firm. Since the material weakness relates in part to the lack of sufficient, qualified personnel in the accounting and finance reporting functions, we have hired additional accounting and finance personnel with the appropriate experience and expertise in the application of U.S. GAAP and financial reporting, and are implementing other steps related to internal processes and procedures. We will not be able to assess whether the steps we are taking will fully remedy the material weakness until we have fully implemented them and sufficient time passes in order to evaluate their effectiveness.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any legal proceedings which, if determined adversely to us, would individually or in the aggregate have a material adverse effect on our business, operating results, financial condition or cash flows. We may, from time to time, become involved in legal proceedings arising in the ordinary course of our business and as our business grows, we may become a party to an increasing number of legal proceedings.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. If any of these risks actually occurs, the trading price of our common stock could decline and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Our Industry

We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.

We have incurred net losses since our inception. We incurred net losses of $5.1 million, $8.9 million and $8.2 million for the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013, respectively. As of September 30, 2015, we had an accumulated deficit of $79.3 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor memory industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

We may be unable to match production with customer demand for a variety of reasons including our inability to accurately forecast customer demand or the capacity constraints of contract manufacturers, which could adversely affect our operating results.

We make planning and spending decisions, including determining production levels, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of product demand and customer requirements. Our products are typically purchased pursuant to individual purchase orders. While our customers may provide us with their demand forecasts, they are not contractually committed to buy any quantity of products beyond purchase orders. Furthermore, many of our customers may increase, decrease, cancel or delay purchase orders already in place without significant penalty. The short-term nature of commitments by our customers and the possibility of unexpected changes in demand for their products reduce our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can strain our resources, necessitate more onerous procurement commitments and reduce our gross margin. If we overestimate customer demand, we may purchase products that we may not be able to sell, which could result in decreases in our prices or write-downs of unsold inventory. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity was unavailable, we would lose sales opportunities and could lose market share or damage our customer relationships. The rapid pace of innovation in our industry could also render significant portions of our inventory obsolete. Excess or obsolete inventory levels could result in unexpected expenses or write-downs of inventory values that could adversely affect our business, operating results and financial condition.

Our quarterly operating results or other operating metrics may fluctuate significantly, which could cause the trading price of our common stock to decline.

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the receipt, reduction, delay or cancellation of orders by large customers;

•	the gain or loss of significant customers and distributors;

•	the timing and success of our launch of new or enhanced products and those of our competitors;

•	market acceptance of our products and our customers’ products;

•	the level of growth or decline in the IoT market;

•	the timing and extent of research and development and sales and marketing expenditures;

•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

•	changes in our product mix;

•	our ability to reduce the manufacturing costs of our products;

•	competitive pressures resulting in lower than expected average selling prices;

•	fluctuations in sales by and inventory levels of OEMs and ODMs who incorporate our memory products in their products;

•	cyclical and seasonal fluctuations in our markets;

•	fluctuations in the manufacturing yields of our third-party contract manufacturers;

•	events that impact the availability of production capacity at our third-party subcontractors and other interruptions in the supply chain including due to geopolitical events, natural disasters, materials shortages, bankruptcy or other causes;

•	supply constraints for and changes in the cost of the other components incorporated into our customers’ products;

•	the timing of expenses related to the acquisition of technologies or businesses;

•	product rates of return or price concessions in excess of those expected or forecasted;

•	costs associated with the repair and replacement of defective products;

•	unexpected inventory write-downs or write-offs;

•	costs associated with litigation over intellectual property rights and other litigation;

•	the length and unpredictability of the purchasing and budgeting cycles of our customers;

•	loss of key personnel or the inability to attract qualified engineers; and

•	geopolitical events, such as war, threat of war or terrorist actions, or the occurrence of natural disasters.

Any one of the factors above or the cumulative effect of some of the factors above may result in significant fluctuations in our operating results.

The semiconductor memory industry is highly cyclical and our markets may experience significant cyclical fluctuations in demand as a result of changing economic conditions, budgeting and buying patterns of customers and others factors. As a result of these and other factors affecting demand for our products and our results of operations in any given period, the results of any prior quarterly or annual periods should not be relied upon as indicative of our future revenue or operating performance. Fluctuations in our revenue and operating results could also cause our stock price to decline.

We rely on third parties to manufacture, package, assemble and test the semiconductor components comprising our products, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential exposure to price fluctuations, which could result in a loss of revenue or reduced profitability.

As a fabless semiconductor company, we outsource the manufacturing, packaging, assembly and testing of our semiconductor components to third-party foundries and assembly and testing service providers. We use a single foundry, United Microelectronics Corporation in Taiwan, for the production of our flash memory products and a single foundry, Altis Semiconductor S.N.C. in France, for our Mavriq products. Our primary assembly and testing contractor in 2015 was Amkor Technology, Inc. in Taiwan, Korea and the Philippines. Our wafer probing is performed by King Yuan Electronics Co., Ltd. in Taiwan.

Relying on third-party manufacturing, assembly and testing presents a number of risks, including but not limited to:

•	capacity and materials shortages during periods of high demand;

•	reduced control over delivery schedules, inventories and quality;

•	the unavailability of, or potential delays in obtaining access to, key process technologies;

•	the inability to achieve required production or test capacity and acceptable yields on a timely basis;

•	misappropriation of our intellectual property;

•	the third parties’ ability to perform its obligations due to bankruptcy or other financial constraints;

•	limited warranties on wafers or products supplied to us; and

•	potential increases in prices.

Any of the foregoing risks may affect our ability to meet customer demand. For example, one of our silicon wafer suppliers suddenly declared bankruptcy in December 2013 and abruptly shut down its foundry. As a result, we were unable to fulfill a portion of our customers’ orders in 2014 while we transitioned wafer production to a new foundry. Based on the average selling prices then in effect for those wafers, we estimate that the potential loss of revenue exceeded $10.0 million.

We currently do not have long-term supply contracts with our third-party contract manufacturers for our DataFlash and Fusion Flash products, including United Microelectronics Corporation and Amkor Technology, Inc., and we typically negotiate pricing on a per-purchase order basis. Therefore, they are not obligated to perform services or supply components to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. During periods of high demand and tight inventories, our third-party foundries and assembly and testing contractors may allocate capacity to the production of other companies’ components while reducing deliveries to us, or significantly raise their prices. In particular, they may allocate capacity to other customers that are larger and better financed than us or that have long-term agreements, decreasing the capacity available to us. Shortages of capacity available to us may be caused by the actions of their other, large customers that may be difficult to predict, such as major product launches. If we need other foundries or assembly and test contractors because of increased demand, or if we are unable to obtain timely and adequate deliveries from our providers, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements. Because the lead-time needed to establish a relationship with a new third-party supplier could be several quarters, there is no readily available alternative source of supply for any specific component. In addition, the time and expense to qualify a new foundry could result in additional expense, diversion of resources or lost sales, any of which would negatively impact our financial results.

In the event that we expand production of a component to include a new contract manufacturer, as we expect to do with our current and future CBRAM-based products, it may take approximately 18 to 24 months to allow a transition from our current foundry or assembly services provider to the new provider. We may experience difficulty migrating our proprietary CBRAM technology platform and, consequently, may experience reduced yields, delays in component deliveries and increased research and development expense. The inability by us or our third-party manufacturers to effectively and efficiently transition our technology to their infrastructure may adversely affect our operating results and our gross margin. There can be no assurance that we will be able to find suitable replacements for our third-party contract manufacturers.

If any of our current or future foundry partners or assembly and test subcontractors significantly increases the costs of wafers or other materials, interrupts or reduces our supply, including for reasons outside of their control, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. Such occurrences could also damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation.

The market for semiconductor memory products is characterized by declines in average selling prices, which we expect to continue, and which could negatively affect our revenue and margins.

Our customers expect the average selling price of our products to decrease year-over-year and we expect this trend to continue. When such pricing declines occur, we may not be able to mitigate the effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially and adversely affected. Our legacy and new flash memory products have experienced declining average selling prices over their life cycle. The rate of decline may be affected by a number of factors, including relative supply and demand, the level of competition, production costs and technological changes. As a result of the decreasing average selling prices of our products following their launch, our ability to increase or maintain our margins depends on our ability to introduce new or enhanced products with higher average selling prices and to reduce our per-unit cost of sales and our operating costs. We may not be able to reduce our costs as rapidly as companies that operate their own manufacturing, assembly and testing facilities, and our costs may even increase because we do not operate our own manufacturing, assembly or testing facilities, which could also reduce our gross margins. In addition, our new or enhanced products may not be as successful or enjoy as high margins as we expect. If we are unable to offset any reductions in average selling prices by introducing new products with higher average selling prices or reducing our costs, our revenue and margins will be negatively affected and may decrease.

The semiconductor memory market is highly cyclical and has experienced severe downturns in the past, generally as a result of wide fluctuations in supply and demand, constant and rapid technological change, continuous new product introductions and price erosion. During downturns, periods of intense competition, or the presence of oversupply in the industry, the selling prices for our products may decline at a high rate over relatively short time periods as compared to historical rates of decline. We are unable to predict selling prices for any future periods and may experience unanticipated, sharp declines in selling prices for our products.

Our growth depends on the growth and development of the emerging IoT industry, and if the market does not develop as we expect, our business prospects may be harmed.

Our products are increasingly being utilized in IoT edge devices. The IoT industry is nascent and is characterized by rapidly changing technologies, devices and connectivity requirements, evolving industry standards and changing customer demands. The continued development of IoT depends in part on significant growth in the number of connected devices. Such growth is affected by various factors, including the continued growth in the use of mobile operator networks and the Internet to connect an increasing number and variety of devices, price reductions for key hardware and software components, innovation of other components of the IoT nodes toward low-power formats, and the continued development of IoT standards and protocols. Without these continued developments, IoT might not gain widespread market acceptance and our business could suffer. Security and privacy concerns, evolving business practices and consumer preferences may also slow the growth and development of IoT. Because our revenue growth ultimately depends upon the success of IoT, our business may suffer as a result of slowing or declining growth in IoT adoption. Even if the IoT industry does develop, we may not be well positioned or able to penetrate and capitalize on this new market. As a result of these factors, the future revenue and income potential of our business is uncertain.

The markets for our products are evolving, and changing market conditions, such as the introduction of new technologies or changes in customer preferences, may negatively affect demand for our products. If we fail to properly anticipate or respond to changing market conditions, our business prospects and results of operations will suffer.

The NVM industry is subject to constant and rapid changes in technology, frequent new product introductions, short product life cycles, rapid product obsolescence and evolving technical standards. New technologies may be introduced that make the current technologies on which our products are based less competitive or obsolete or require us to make changes to our technology that could be expensive and time consuming to implement. Due to the evolving nature of our markets, our future success depends on our ability to accurately anticipate and respond to changes in industry standards, technological requirements, customer and consumer preferences and other market conditions. Our technologies could become obsolete sooner than we expect because of faster than anticipated, or unanticipated, changes in one or more of the industry standards and technological requirements. We may be unable to develop and introduce new or enhanced technologies that satisfy customer requirements and achieve market acceptance in a timely manner or at all, succeed in commercializing the technologies on which we have focused our research and development expenditures to develop, and anticipate new industry standards and technological changes. If we fail to adapt successfully to technological changes or fail to obtain access to important new technologies, we may be unable to retain customers or attract new customers. Any decrease in demand for our products, or the need for low-power products in general, due to the emergence of competing technologies, changes in customer preferences and requirements or other factors, could adversely affect our business, results of operations and prospects.

We must continuously develop new and enhanced products, and if we are unable to successfully market our new and enhanced products for which we incur significant expenses to develop, our results of operations and financial condition will be materially adversely affected.

In order to compete effectively in our markets, we must continually design, develop and introduce new and improved products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We are developing next-generation products, which we expect to be one of the drivers of our revenue growth in the future. However, we may not succeed in developing and marketing these new and enhanced products. We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers new generations of our products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, we generated limited revenue from sales of our Mavriq products to date. While we expect revenue from our Mavriq products to grow, we may not be able to materially increase our revenue from this product family. Similarly, any our more recently-introduced products or product families based on CBRAM or floating gate architecture may not achieve market acceptance and contribute significantly to our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

Our success and future revenue depend on our ability to secure design wins and on our customers’ ability to successfully sell the products that incorporate our solutions. Securing design wins is a lengthy, expensive and competitive process, and may not result in actual orders and sales, which could cause our revenue to decline.

We sell to customers that incorporate our NVM into their products. A design win occurs after a customer has tested our product, verified that it meets the customer’s requirements and qualified our solutions for their products. Our customers may need several months to years to test, evaluate and adopt our product and additional time to begin volume production of the product that incorporates our solution. Due to this generally lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in our products to the time that we generate revenue from sales of these products. Moreover, even if a customer selects our solution, we cannot guarantee that this will result in any sales of our products, as the customer may ultimately change or cancel its product plans, or efforts by our customer to market and sell its product may not be successful. We may not generate any revenue from design wins after incurring the associated costs, which would cause our business and operating results to suffer.

If a current or prospective customer designs a competitor’s solution into its product, it becomes significantly more difficult for us to sell our solutions to that customer because changing suppliers involves significant time, cost, effort and risk for the customer even if our solutions remain compatible with their product design. If current or prospective customers do not include our solutions in their products and we fail to achieve a sufficient number of design wins, our results of operations and business may be harmed.

We rely on our relationships with OEMs and ODMs to enhance our solutions and market position, and our failure to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.

We develop our products for leading OEMs and ODMs that serve a variety of end markets and are developing devices for wearables, sensors, Bluetooth 4.0 and other IoT applications. For each application, manufacturers create products that incorporate specialized semiconductor technology, which makers of memory products use as the basis for their products. These manufacturers set the specifications for many of the key components to be used on each generation of their products and, in the case of memory components, generally qualify only a few vendors to provide memory components for their products. As each new generation of their products is released, vendors are validated in a similar fashion. We must work closely with semiconductor manufacturers to ensure our products become qualified for use in their products. As a result, maintaining close relationships with leading product manufacturers that are developing devices for wearables, Bluetooth 4.0 and other IoT applications is crucial to the long-term success of our business. We could lose these relationships for a variety of reasons, including our failure to qualify as a vendor, our failure to demonstrate the value of our new solutions, declines in product quality, or if OEMs or ODMs seek to work with vendors with broader product suites, greater production capacity or greater financial resources. If our relationships with key industry participants were to deteriorate or if our solutions were not qualified by our customers, our market position and revenue could be materially and adversely affected.

Changes to industry standards and technical requirements relevant to our products and markets could adversely affect our business, results of operations and prospects.

Our products are only a part of larger electronic systems. All products incorporated into these systems must comply with various industry standards and technical requirements created by regulatory bodies or industry participants in order to operate efficiently together. Industry standards and technical requirements in our markets are evolving and may change significantly over time. For our products, the industry standards are developed by the Joint Electron Device Engineering Council, an industry trade organization. In addition, large industry-leading semiconductor and electronics companies play a significant role in developing standards and technical requirements for the product ecosystems within which our products can be used. Our customers also may design certain specifications and other technical requirements specific to their products and solutions. These technical requirements may change as the customer introduces new or enhanced products and solutions.

Our ability to compete in the future will depend on our ability to identify and comply with evolving industry standards and technical requirements. The emergence of new industry standards and technical requirements could render our products incompatible with products developed by other suppliers or make it difficult for our products to meet the requirements of certain of our customers in consumer, industrial, IoT and other markets. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards and requirements. If our products are not in compliance with prevailing industry standards and technical requirements for a significant period of time, we could miss opportunities to achieve crucial design wins, our revenue may decline and we may incur significant expenses to redesign our products to meet the relevant standards, which could adversely affect our business, results of operations and prospects.

If sales of our customers’ products decline or if their products do not achieve market acceptance, our business and operating results could be adversely affected.

Our revenue depends on our customers’ ability to commercialize their products successfully. The markets for our customers’ products are extremely competitive and are characterized by rapid technological change. Competition in our customers’ markets is based on a variety of factors including price, performance, product quality, marketing and distribution capability, customer support, name recognition and financial strength. As a result of rapid technological change, the markets for our customers’ products are characterized by frequent product introductions, short product life cycles, fluctuating demand and increasing product capabilities. As a result, our customers’ products may not achieve market success or may become obsolete. We cannot assure you that our customers will dedicate the resources necessary to promote and commercialize their products, successfully execute their business strategies for such products, or be able to manufacture such products in quantities sufficient to meet demand or cost-effectively manufacture products at a high volume. Our customers do not have contracts with us that require them to manufacture, distribute or sell any products. Moreover, our customers may develop internally, or in collaboration with our competitors, technology that they may utilize instead of the technology available to them through us. Our customers’ failure to achieve market success for their products, including as a result of general declines in our customers’ markets or industries, could negatively affect their willingness to utilize our products, which may result in a decrease in our revenue and negatively affect our business and operating results.

Our revenue also depends on the timely introduction, quality and market acceptance of our customers’ products that incorporate our solutions. Our customers’ products are often very complex and subject to design complexities that may result in design flaws, as well as potential defects, errors and bugs. We have in the past been subject to delays and project cancellations as a result of design flaws in the products developed by our customers. For example, in 2014 flaws in one of our customer’s products that were unrelated to our memory solutions generated negative publicity for our customer and delayed the product’s release until it could be redesigned. In the past, we have also been subject to delays and project cancellations as a result of changing market requirements, such as the customer adding a new feature, or because a customer’s product fails their end customer’s evaluation or field trial. Customer products may also be delayed due to issues with other vendors of theirs. We incur significant design and development costs in connection with designing our solutions for customers’ products. If our customers discover design flaws, defects, errors or bugs in their products, or if they experience changing market requirements, failed evaluations or field trials, or issues with other vendors, they may delay, change or cancel a project. If we have already incurred significant development costs, we may not be able to recoup those costs, which in turn would adversely affect our business and financial results.

We face competition and expect competition to increase in the future. If we fail to compete effectively, our revenue growth and results of operations will be materially and adversely affected.

The global semiconductor market in general, and the semiconductor memory market in particular, are highly competitive. We expect competition to increase and intensify as other semiconductor companies enter our markets, many of which have greater financial and other resources with which to pursue technology development, product design, manufacturing, marketing and sales and distribution of their products. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results. Currently, our competitors range from large, international companies offering a wide range of semiconductor products to companies specializing in other alternative, specialized emerging memory technologies. Our primary competitors include Atmel Corporation, Macronix International Co. Ltd., Microchip Technology Inc., Micron Technology, Inc., Spansion Inc. (recently acquired by Cypress Semiconductor Corporation), STMicroelectronics NV and Winbond Electronics Corp. In addition, as the IoT market opportunity grows, we expect new entrants will enter these markets and existing competitors, including leading semiconductor companies, may make significant investments to compete more effectively against our products. These competitors could develop technologies or architectures that make our products or technologies obsolete.

Our ability to compete successfully depends on factors both within and outside of our control, including:

•	the functionality and performance of our products and those of our competitors;

•	our relationships with our customers and other industry participants;

•	prices of our products and prices of our competitors’ products;

•	our ability to develop innovative products;

•	our ability to retain high-level talent, including our management team and engineers; and

•	the actions of our competitors, including merger and acquisition activity, launches of new products and other actions that could change the competitive landscape.

Competition could result in pricing pressure, reduced revenue and profitability and loss of market share, any of which could materially and adversely affect our business, results of operations and prospects. In the event of a market downturn, competition in the markets in which we operate may intensify as our customers reduce their purchase orders. Our competitors that are significantly larger and have greater financial, technical, marketing, distribution, customer support and other resources or more established market recognition than us may be better positioned to accept lower prices and withstand adverse economic or market conditions.

Our customers require our products and our third-party contractors to undergo a lengthy and expensive qualification process. If we are unsuccessful or delayed in qualifying any of our products with a customer, our business and operating results would suffer.

Prior to selecting and purchasing our products, our customers typically require that our products undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process may continue for several months or years. However, obtaining the requisite qualifications for a memory product does not assure any sales of the product. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third-party contractors’ manufacturing process or our selection of a new contract manufacturer may require a new qualification process, which may result in delays and excess or obsolete inventory. After our products are qualified and selected, it can and often does take several months or more before the customer commences volume production of systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of those products may be precluded or delayed, which may impede our growth and harm our business.

Our costs may increase substantially if our third-party manufacturing contractors do not achieve satisfactory product yields or quality.

The fabrication process is extremely complicated and small changes in design, specifications or materials can result in material decreases in product yields or even the suspension of production. From time to time, the third-party foundries that we contract to manufacture our products may experience manufacturing defects and reduced manufacturing yields related to errors or problems in their manufacturing processes or the interrelationship of their processes with our designs. In some cases, our third-party foundries may not be able to detect these defects early in the fabrication process or determine the cause of such defects in a timely manner.

Generally, in pricing our products, we assume that manufacturing yields will continue to improve, even as the complexity of our products increases. Once our products are initially qualified with our third-party foundries, minimum acceptable yields are established. We are responsible for the costs of the units if the actual yield is above the minimum. If actual yields are below the minimum we are not required to purchase the units. Typically, minimum acceptable yields for our new products are generally lower at first and gradually improve as we achieve full production. Unacceptably low product yields or other product manufacturing problems could substantially increase overall production time and costs and adversely impact our operating results. Product yield losses will increase our costs and reduce our gross margin. In addition to significantly harming our results of operations and cash flow, poor yields may delay shipment of our products and harm our relationships with existing and potential customers.

The complexity of our products may lead to errors, defects and bugs, which could negatively impact our reputation with customers and result in liability.

Products as complex as ours may contain errors, defects and bugs when first introduced to customers or as new versions are released. Our products have in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing customers and attract new customers. Errors, defects or bugs could cause problems with the functionality of our products, resulting in interruptions, delays or cessation of sales of these products to our customers. We may also be required to make significant expenditures of capital and resources to resolve such problems. We cannot assure you that problems will not be found in new products, both before and after commencement of commercial production, despite testing by us, our suppliers or our customers. Any such problems could result in:

•	delays in development, manufacture and roll-out of new products;

•	additional development costs;

•	loss of, or delays in, market acceptance;

•	diversion of technical and other resources from our other development efforts;

•	claims for damages by our customers or others against us; and

•	loss of credibility with our current and prospective customers.

Any such event could have a material adverse effect on our business, financial condition and results of operations.

We may experience difficulties in transitioning to new wafer fabrication process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

We aim to use the most advanced manufacturing process technology appropriate for our solutions that is available from our third-party foundries. As a result, we periodically evaluate the benefits of migrating our solutions to other technologies in order to improve performance and reduce costs. These ongoing efforts require us from time to time to modify the manufacturing processes for our products and to redesign some products, which in turn may result in delays in product deliveries. We may face difficulties, delays and increased expense as we transition our products to new processes, and potentially to new foundries. We will depend on our third-party foundries as we transition to new processes. We cannot assure you that our third-party foundries will be able to effectively manage such transitions or that we will be able to maintain our relationship with our third-party foundries or develop relationships with new third-party foundries. If we or any of our third-party foundries experience significant delays in transitioning to new processes or fail to efficiently implement transitions, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, any of which could harm our relationships with our customers and our operating results.

As smaller line width geometry manufacturing processes become more prevalent, we intend to move our future products to increasingly smaller geometries in order to reduce costs while integrating greater levels of functionality into our products. This transition will require us and our third-party foundries to migrate to new designs and manufacturing processes for smaller geometry products. We may not be able to achieve smaller geometries with higher levels of design integration or to deliver new integrated products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance. We are dependent on our relationships with our third-party foundries to transition to smaller geometry processes successfully. We cannot assure you that our third-party foundries will be able to effectively manage any such transition. If we or our third-party foundries experience significant delays in any such transition or fail to implement a transition, our business, financial condition and results of operations could be materially harmed.

If we fail to make necessary improvements to address a material weakness in our internal control over financial reporting identified by our independent registered public accounting firm, we may not be able to report our financial results accurately and timely or prevent fraud, any of which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the trading price of our common stock to decline.

Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. However, in connection with the audits of our consolidated financial statements as of and for the years ended December 31, 2013 and 2014, our independent registered public accounting firm identified in their report to our audit committee that we had a material weakness in our internal control over financial reporting as of December 31, 2014 due to our lack of sufficient, qualified personnel in accounting and financial reporting functions with sufficient experience and expertise with respect to the application of U.S. GAAP and related financial reporting, which led to a delay in the closing of our books and resulted in a number of post-closing adjustments to our consolidated financial statements as of and for the years ended December 31, 2013 and 2014. A material weakness is defined in the standards established by the Public Company Accounting Oversight Board (United States) as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management and independent registered public accounting firm did not and were not required to perform an evaluation of our internal control over financial reporting as of and for the years ended December 31, 2013 and 2014 in accordance with the provisions of the JOBS Act.

We are in the process of taking steps intended to remedy this material weakness, and we will not be able to fully address this material weakness until these steps have been completed. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Internal Control Over Financial Reporting” for information regarding our remediation efforts. If we fail to further increase and maintain the number and expertise of our staff for our accounting and finance functions and to improve and maintain internal control over financial reporting adequate to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, we may be unable to report our financial results accurately and prevent fraud. In addition, we cannot be certain that any such steps we undertake will successfully remediate the material weakness or that other material weaknesses and control deficiencies will not be discovered in the future. If our remediation efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately or on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause our stock price to decline. As a result of such failures, we could also become subject to investigations by the NASDAQ Stock Market, the U.S. Securities and Exchange Commission, or SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, any of which could harm our reputation and financial condition, and divert financial and management resources. Even if we are able to report our financial statements accurately and timely, if we do not make all the necessary improvements to address the material weakness, continued disclosure of our material weakness will be required in future filings with the SEC, which could reduce investor confidence in our reported results and our cause our stock price to decline.

If we fail to hire additional finance personnel and strengthen our financial reporting systems and infrastructure, we may not be able to timely and accurately report our financial results or comply with the requirements of being a public company, including compliance with the Sarbanes-Oxley Act and SEC reporting requirements.

We intend to hire additional accounting and finance staff with technical accounting, SEC reporting and Sarbanes-Oxley Act compliance expertise. Any inability to recruit and retain such staff would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to locate and hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

If we fail to strengthen our financial reporting systems, infrastructure and internal control over financial reporting to meet the demands placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results timely and accurately and prevent fraud. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404.

A breach of our security systems may damage our reputation and adversely affect our business.

Our security systems are designed to protect our customers’, suppliers’ and employees’ confidential information, as well as maintain the physical security of our facilities. We also rely on a number of third-party “cloud-based” service providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these providers. Any security breaches or other unauthorized access by third parties to the systems of our cloud-based service providers or the existence of computer viruses in their data or software could expose us to a risk of information loss and misappropriation of confidential information. Accidental or willful security breaches or other unauthorized access by third parties to our information systems or facilities, or the existence of computer viruses in our data or software, could expose us to a risk of information loss and misappropriation of proprietary and confidential information belonging to us, our customers or our suppliers. Any theft or misuse of this information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Failure to protect our intellectual property could substantially harm our business.

Our success and ability to compete depend in part upon our ability to protect our intellectual property. We rely on a combination of intellectual property rights, including patents, mask work protection, copyrights, trademarks, trade secrets and know-how, in the United States and other jurisdictions. The steps we take to protect our intellectual property rights may not be adequate, particularly in foreign jurisdictions such as China. Any patents we hold may not adequately protect our intellectual property rights or our products against competitors, and third parties may challenge the scope, validity or enforceability of our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents or patent applications that we hold. Some of our products and technologies are not covered by any patent or patent application, as we do not believe patent protection of these products and technologies is critical to our business strategy at this time. A failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies.

In addition to patents, we also rely on contractual protections with our customers, suppliers, distributors, employees and consultants, and we implement security measures designed to protect our trade secrets and know-how. However, we cannot assure you that these contractual protections and security measures will not be breached, that we will have adequate remedies for any such breach or that our customers, suppliers, distributors, employees or consultants will not assert rights to intellectual property or damages arising out of such contracts.

We may initiate claims against third parties to protect our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management. It could also result in the impairment or loss of portions of our intellectual property, as an adverse decision could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. Our failure to secure, protect and enforce our intellectual property rights could materially harm our business.

We may face claims of intellectual property infringement, which could be time-consuming, costly to defend or settle, result in the loss of significant rights, harm our relationships with our customers and distributors, or otherwise materially adversely affect our business, financial condition and results of operations.

The semiconductor memory industry is characterized by companies that hold patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. These companies include patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. From time to time, third parties may assert against us and our customers’ patent and other intellectual property rights to technologies that are important to our business.

Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. We may also be obligated to indemnify our customers or business partners in connection with any such litigation, which could result in increased costs. Infringement claims also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. If any such proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology;

•	pay substantial damages for infringement;

•	expend significant resources to develop non-infringing products, processes or technology, which may not be successful;

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or

•	pay substantial damages to our customers to discontinue their use of or to replace infringing technology sold to them with non-infringing technology, if available.

Any of the foregoing results could have a material adverse effect on our business, financial condition and results of operations. Furthermore, our exposure to the foregoing risks may also be increased as a result of acquisitions of other companies or technologies. For example, we may have a lower level of visibility into the development process with respect to intellectual property or the care taken to safeguard against infringement risks with respect to the acquired company or technology. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to the acquisition.

We rely upon third-party licensed technology to develop our products. If licenses of third-party technology are inadequate, our ability to develop and commercialize our products or product enhancements could be negatively impacted.

Our products incorporate technology licensed from third parties. In connection with our acquisition of certain flash memory assets from Atmel Corporation in 2012, we obtained a perpetual license to Atmel’s flash memory technology. In addition, a component of our CBRAM technology is licensed from Axon Technology Corp. While we believe these licenses enable us to develop our products and pursue our current product strategies, these licenses may not provide us with the benefits we expect from them. From time to time, we may be required to license additional technology from third parties to develop our products or product enhancements. However, these third-party licenses may not be available to us on commercially reasonable terms or at all. Our inability to obtain third-party licenses necessary to develop products and product enhancements could require us to obtain substitute technology at a greater cost or of lower quality or performance standards or delay product development. Any of these results may limit our ability to develop new products, which could harm our business, financial condition and results of operations.

Our success depends on our ability to attract and retain key employees, and our failure to do so could harm our ability to grow our business and execute our business strategies.

Our success depends on our ability to attract and retain our key employees, including our management team and experienced engineers. Competition for personnel in the semiconductor technology field is intense, and the availability of suitable and qualified candidates is limited. We compete to attract and retain qualified research and development personnel with other semiconductor companies, universities and research institutions, particularly those in the San Francisco Bay area where our headquarters is located. The members of our management and key employees are at-will employees and although we recently issued refresh equity awards to our personnel in connection with our initial public offering in October 2015, there can be no assurance that these awards will be effective to retain our key employees. If we lose the services of any key senior management member or employee, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely impact our business and prospects. The loss of the services of one or more of our key employees, especially our key engineers, or our inability to attract and retain qualified engineers, could harm our business, financial condition and results of operations.

We may not be able to effectively manage our growth, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

As we continue to expand our business, we expect our headcount and overall size of our operations to grow significantly. To effectively manage our growth, we must continue to expand our operational, engineering and financial systems, procedures and controls and to improve our accounting and other internal management systems. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our future operations. If we fail to adequately manage our growth, or to improve our operational, financial and management information systems, or fail to effectively motivate or manage our new and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

The forecasts of market growth and other forward-looking information included in this Quarterly Report in Form 10-Q may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Forecasts relating to potential market size in our industry may prove to be inaccurate. Even if the forecasted growth occurs, our business may not grow at a similar rate, or at all. Furthermore, our estimate of the market opportunity is subject to significant uncertainty and is based on assumptions and estimates, including our internal analyses, industry experience and third-party data. Accordingly, our estimated market opportunity may prove to be materially inaccurate. In addition, our growth and ability to serve a significant portion of this estimated market is subject to many factors, including our success in implementing our business strategy and the growth of the IoT market. We cannot assure you that we will be able to serve a significant portion of this market and the growth forecasts included in this Quarterly Report in Form 10-Q should not be taken as indicative of our future growth.

We have engaged in acquisitions in the past and may continue to expand through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to stockholders or use resources that are necessary to operate our business.

In the past, we have grown our business through acquisitions and we may in the future seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our business, enhance our technical capabilities or otherwise offer growth opportunities. For example, in September 2012, we purchased certain flash memory product assets from Atmel Corporation, which brought us a large customer base for products, a world-wide sales and distribution network and products and technology to further broaden our technology platform offerings. Such acquisitions or investments could create risks for us, including:

•	difficulties in assimilating acquired personnel, operations and technologies or realizing synergies expected in connection with an acquisition, particularly with acquisitions of companies with large and widespread operations, complex products or that operate in markets in which we historically have had limited experience;

•	unanticipated costs or liabilities, including possible litigation, associated with the acquisition;

•	incurrence of acquisition-related costs;

•	diversion of management’s attention from other business concerns;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate an acquisition.

A significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill, which must be assessed for impairment at least annually. If such acquisitions do not yield expected returns, we may be required to take charges to our earnings based on this impairment assessment process, which could harm our results of operations.

We may be unable to complete acquisitions at all or on commercially reasonable terms, which could limit our future growth. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of additional debt, which could adversely affect our operating results and result in a decline in our stock price and further restrict our ability to pursue business opportunities, including potential acquisitions. In addition, if an acquired business fails to meet our expectations, our operating results may suffer.

We have operations outside of the United States and intend to expand our international operations, which exposes us to significant risks.

We have limited operations in Europe and Asia. We intend to expand our operations in Asia. The success of our business depends, in large part, on our ability to operate successfully from geographically disparate locations and to further expand our international operations and sales. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those we face in the United States. We cannot be sure that further international expansion will be successful. In addition, we face risks in doing business internationally that could expose us to reduced demand for our products, lower prices for our products or other adverse effects on our operating results. Among the risks we believe are most likely to affect us are:

•	difficulties, inefficiencies and costs associated with staffing and managing foreign operations;

•	longer and more difficult customer qualification and credit checks;

•	greater difficulty collecting accounts receivable and longer payment cycles;

•	the need for various local approvals to operate in some countries;

•	difficulties in entering some foreign markets without larger-scale local operations;

•	compliance with local laws and regulations;

•	unexpected changes in regulatory requirements, including the elimination of tax holidays;

•	reduced protection for intellectual property rights in some countries;

•	adverse tax consequences as a result of repatriating cash generated from foreign operations to the United States;

•	adverse tax consequences, including potential additional tax exposure if we are deemed to have established a permanent establishment outside of the United States;

•	the effectiveness of our policies and procedures designed to ensure compliance with the Foreign Corrupt Practices Act of 1977 and similar regulations;

•	fluctuations in currency exchange rates, which could increase the prices of our products to customers outside of the United States, increase the expenses of our international operations by reducing the purchasing power of the U.S. dollar and expose us to foreign currency exchange rate risk if, in the future, we denominate our international sales in currencies other than the U.S. dollar;

•	new and different sources of competition; and

•	political and economic instability, and terrorism.

Our failure to manage any of these risks successfully could harm our operations and reduce our revenue.

In order to comply with environmental laws and regulations, we may need to modify our activities or incur substantial costs, and if we fail to comply with environmental regulations we could be subject to substantial fines or be required to have our suppliers alter their processes.

The semiconductor memory industry is subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating environmental harm, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business. In response to environmental concerns, some customers and government agencies impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, the European Union adopted its Restriction on Hazardous Substance Directive which prohibits, with specified exceptions, the sale in the EU market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials and China has enacted similar regulations. Environmental laws and regulations such as these could become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business.

The issuance of new accounting standards or future interpretations of existing accounting standards could adversely affect our operating results.

We prepare our financial statements in accordance with U.S. GAAP. A change in those principles could have a significant effect on our reported results and might affect our reporting of transactions completed before a change is announced. U.S. GAAP is issued and subject to interpretation by the Financial Accounting Standards Board, the SEC and various other bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. The issuance of new accounting standards or future interpretations of existing accounting standards, or changes in our business practices or estimates, could result in future changes in our revenue recognition or other accounting policies that could have a material adverse effect on our results of operations.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly-traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

Some of our facilities and the facilities of our suppliers are located near known earthquake fault zones, and the occurrence of an earthquake or other catastrophic disaster could damage our facilities, which could cause us to curtail our operations.

Our principal offices, and our contract manufacturers’ and suppliers’ facilities in Asia, are located near known earthquake fault zones and, therefore, are vulnerable to damage from earthquakes. We are also vulnerable to damage from other types of disasters, such as power loss, fire, floods and similar events. If any such disaster were to occur, our ability to operate our business could be seriously impaired. In addition, we may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

We have funded our operations since inception through equity financings, our borrowing arrangements and our initial public offering in October 2015. We have incurred net losses and negative cash flows from operating activities since our inception, and we expect we will continue to incur operating and net losses and negative cash flows from operations for the foreseeable future. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to fund our ongoing operations, respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities, but we may not be able to timely secure additional debt or equity financing or raise additional capital in the public market on favorable terms or at all.

Our current term loan facility limits our ability to incur indebtedness, and these restrictions are subject to a number of qualifications and exceptions subject to the consent of our lender. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

If we raise additional funds through issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Provisions of our debt agreements may restrict our ability to pursue our business strategies.

Borrowings under our $15.0 million term loan facility are secured by substantially all of our assets. Our term loan facility restricts our ability to, among other things:

•	dispose of or sell assets;

•	consolidate or merge with other entities;

•	incur additional indebtedness;

•	create liens on our assets;

•	pay dividends;

•	make investments;

•	enter into transactions with affiliates; and

•	redeem subordinated indebtedness.

These restrictions are subject to certain exceptions. In addition, our term loan facility requires us to comply with a minimum quarterly adjusted EBITDA covenant (measured on a trailing three-month basis) and a minimum monthly liquidity ratio. The operating and financial restrictions and covenants in the term loan facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants as we failed to do as of September 30, 2015. A breach of any of these covenants could result in a default under the credit facility, which could cause all of the outstanding indebtedness thereunder to either (i) become immediately due and payable or (ii) increase by five percent of the interest rate charged during the period of the unremedied breach.

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, to offset future taxable income, and tax credits to offset tax. In addition, although we do not expect to undergo an ownership change, we may experience an ownership change in the future, and our ability to utilize our NOLs and tax credits could be further limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our net operating losses and tax credits could also be impaired under state laws. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2016, provide a management report on our internal control over financial reporting, which must be attested to by our independent registered public accounting firm to the extent we are no longer an “emerging growth company,” as defined by the JOBS Act. If we have one or more material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing our internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. If we identify additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to determine that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

Regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

Pursuant to the Dodd-Frank Act, the SEC has adopted requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products, and affect our costs and relationships with customers, distributors and suppliers as we must obtain additional information from them to ensure our compliance with the disclosure requirement. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free and these customers may discontinue, or materially reduce, purchases of our products, which could result in a material adverse effect on our results of operations and our financial condition may be adversely affected.

We are an emerging growth company. We cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including the exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion or (c) in which we become a large accelerated filer, which means that we have been public for at least 12 months, have filed at least one annual report and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last day of our then most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Risks Related to Ownership of Our Common Stock

The market price of our common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.

The market price of our common stock has been, and will likely continue to be, volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $5.00 per share, our stock price has ranged from $5.00 to $7.61, through November 30, 2015. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets in general, in our industry or in the markets we address;

•	our operating performance and the performance of other similar companies;

•	changes in the estimates of our results of operations that we provide to the public, our failure to meet these projected results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new products or enhancements to products, acquisitions, strategic alliances or significant agreements by us or by our competitors;

•	announcements of new business partners, on the termination of existing business partner arrangements or changes to our relationships with such business partners;

•	recruitment or departure of key personnel;

•	announcements of litigation or claims against us;

•	changes in legal requirements relating to our business;

•	the economy as a whole, market conditions in our industry, and the industries of our customers and end customers;

•	trading activity by our principal stockholders;

•	the expiration of contractual lock-up or market standoff agreements; and

•	sales of shares of our common stock by us or our stockholders.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

lf securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If few analysts cover our company, the price and trading volume of our stock could suffer. If one or more of the analysts who cover us downgrade our stock, or publish unfavorable research about our business, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company or fail to publish regularly, we could lose visibility in the market, which in turn could cause our stock price to decline.

Future sales of shares by existing stockholders could cause our stock price to decline.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. All of our executive officers and directors and the holders of substantially all of our capital stock prior to our IPO are subject to lock-up agreements with the underwriters that restrict their ability to sell shares in the public market for 180 days from the date of the Company’s final prospectus dated October 26, 2015 and filed with the SEC on October 27, 2015. Needham & Company, LLC and Oppenheimer & Co. Inc. may, however, in their sole discretion, permit shares to be sold prior to the expiration of the lock-up agreements.

After the lock-up agreements entered into in connection with our IPO expire, an additional 9,782,534 shares will be eligible for sale in the public market, after giving effect to the net exercise of certain warrants at our initial public offering, 3,734,136 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 411,499 shares subject to outstanding warrants and the 2,610,728 shares subject to outstanding options and reserved for future issuance under our 2015 Equity Incentive Plan, will are eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain holders of shares of our common stock have registration rights. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates as defined in Rule 144 under the Securities Act. Sales of securities by any of these stockholders could adversely affect the trading price of our common stock.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, our ability to pay cash dividends on our capital stock is restricted by the terms of our term loan facility and is likely to be restricted by any future debt financing arrangement. Any return to stockholders will therefore be limited to increases in the price of our common stock, if any.

Provisions in our amended and restated certificate of incorporation and bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management.

Delaware corporate law and our amended and restated certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our board of directors that the stockholders of our company may deem advantageous. Among other things, these provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;

•	provide that directors may be removed only “for cause” and only with the approval of stockholders representing 66 2/3 percent of our outstanding common stock;

•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;

•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;

•	eliminate the ability of our stockholders to call special meetings of stockholders;

•	prohibit stockholder action by written consent, which means that all stockholder actions will be required to be taken at a meeting of our stockholders;

•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder. Any delay or prevention of a change of control transaction or changes in our management could cause the market price of our common stock to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

On September 29, 2015, we granted options to purchase 55,395 shares of our common stock under our 2007 Equity Incentive Plan with an exercise price of $10.00 (in each case after giving effect to the 1-for-33 reverse stock split of our common stock in October 2015). From July 1, 2015 to September 30, 2015, certain of our employees and executive officers exercised options to purchase 1,363 shares of our common stock pursuant to options issued under such plan for an aggregate purchase price of $2,357 (in each case after giving effect to the 1-for-33 reverse stock split of our common stock in October 2015). These issuances were exempt from registration under the Securities Act, in reliance upon Rule 701 promulgated under Section 3(b)(1) of the Securities Act as transactions pursuant to benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(a)(2) of the Securities Act.

(b)	Use of Proceeds from Public Offering of Common Stock

On October 30, 2015, we completed our initial public offering in which we sold 5,000,000 shares of common stock at a price to the public of $5.00 per share. On November 4, 2015 we completed the sale of an additional 192,184 shares of common stock pursuant to the underwriters’ over-allotment option. The aggregate offering price for shares sold by us in the offering was approximately $26.0 million. The offer of up to 5,750,000 shares in the initial public offering, for a proposed maximum aggregate offering price of $28.75 million, were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-206940) that was declared effective by the Securities and Exchange Commission on October 26, 2015. Needham & Company, LLC, Oppenheimer & Co. Inc. and Roth Capital Partners, LLC were the underwriters for the offering. Following the sale of 5,192,184 shares in connection with the closing of the initial public offering and the sale of the shares subject to the over-allotment option, the offering terminated. We raised approximately $22.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $1.9 million and other offering expenses of approximately $1.9 million.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on October 27, 2015 pursuant to Rule 424(b).

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adesto Technologies Corporation

Dated: December 10, 2015	By:	/s/ Ron Shelton
Ron Shelton Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.