Form 10-Q
period 2016-03-31
ADESTO TECHNOLOGIES Corp
filed 2016-05-16
CIK 1395848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 001-37582

ADESTO TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	16-1755067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Adesto Technologies Corporation

1250 Borregas Avenue

Sunnyvale, CA 94089

(408) 400-0578

(Address and telephone number of Registrant’s executive offices)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2016
Common Stock, $0.0001 par value per share	14,980,271 shares

ADESTO TECHNOLOGIES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

Adesto Technologies Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$19,170	$23,089
Accounts receivable, net	5,417	6,536
Inventories	8,579	7,368
Prepaid expenses	1,006	1,155
Other current assets	1,202	1,186
Total current assets	35,374	39,334
Property and equipment, net	1,029	909
Intangible assets, net	9,250	9,559
Other non-current assets	115	114
Goodwill	22	22
Total assets	$45,790	$49,938
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,034	$9,680
Income taxes payable	66	52
Accrued compensation and benefits	1,247	893
Accrued expenses and other current liabilities	1,669	1,413
Term loan, current	5,660	5,606
Total current liabilities	15,676	17,644
Term loan	6,378	7,814
Deferred tax liability, non-current	1	1
Total liabilities	22,055	25,459
Commitments and contingencies (See Note 7)
Stockholders' equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized as of March 31, 2016 and December 31, 2015; 14,974,718 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	107,976	107,167
Accumulated other comprehensive loss	(159)	(146)
Accumulated deficit	(84,084)	(82,544)
Total stockholders' equity	23,735	24,479
Total liabilities and stockholders' equity	$45,790	$49,938

(1)	The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements.

Adesto Technologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$10,176	9,690
Cost of revenue	5,180	5,830
Gross profit	4,996	3,860
Operating expenses:
Research and development	3,937	2,964
Sales and marketing	2,603	1,977
General and administrative	1,708	848
Gain from settlement with former foundry supplier	(1,962)	-
Total operating expenses	6,286	5,789
Loss from operations	(1,290)	(1,929)
Other income (expense):
Interest expense, net	(258)	(181)
Other income (expense), net	22	(118)
Total other income (expense), net	(236)	(299)
Loss before provision for income taxes	(1,526)	(2,228)
Provision for income taxes	14	49
Net loss	$(1,540)	(2,277)
Net loss per share
Basic and diluted	$(0.10)	$(4.07)
Weighted average number of shares used in computing net loss per share
Basic and diluted	14,974,718	559,554

See accompanying Notes to Condensed Consolidated Financial Statements.

Adesto Technologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(1,540)	$(2,277)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(13)	(209)
Comprehensive loss, net of tax	$(1,553)	$(2,486)

See accompanying Notes to Condensed Consolidated Financial Statements.

Adesto Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,540)	$(2,277)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	809	42
Depreciation and amortization	230	431
Amortization of intangible assets	309	309
Amortization of debt discount	118	26
Deferred income taxes	—	3
Gain from settelment with former foundry supplier	(1,962)	—
Changes in fair value of preferred stock warrant liability	—	(9)
Changes in assets and liabilities:
Accounts receivable	1,119	(611)
Inventories	(1,211)	1,373
Prepaid expenses and other current assets	137	(457)
Accounts payable	(684)	1,228
Income tax payable	14	—
Accrued compensation and benefits	354	75
Accrued expenses and other liabilities	256	163
Net cash provided by (used in) operating activities	(2,051)	296
Cash flows from investing activities:
Acquisition of property and equipment	(350)	(31)
Net cash used in investing activities	(350)	(31)
Cash flows from financing activities:
Payments on revolving line of credit	—	(608)
Payments on term loan	(1,500)	(900)
Net cash used in financing activities	(1,500)	(1,508)
Effect of exchange rates on cash and equivalents	(18)	(175)
Net decrease in cash and cash equivalents	(3,919)	(1,418)
Cash and cash equivalents - beginning of period	23,089	5,972
Cash and cash equivalents - end of period	$19,170	$4,554
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$272	$164

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

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to complete annual financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, for any other interim period or for any other future year.

The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures required by U.S. GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

The consolidated financial statements include the results of our operations, and the operations of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

There have been no material changes to our significant accounting policies described in Note 1, Organization and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2015 that have had a material impact on our condensed consolidated financial statements and related notes, except as described below.

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

Use of Estimates.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and related disclosures of

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

contingent assets and liabilities. On an on-going basis, we evaluate those estimates, including those related to allowances for doubtful accounts, reserves for sales, warranty accrual, inventory write-downs, valuation of long-lived assets, including property and equipment and identifiable intangible assets and goodwill, loss on purchase commitments, valuation of deferred taxes and contingencies. In addition, we use assumptions when employing the Black-Scholes option-pricing model to calculate the fair value of stock options granted. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates.

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

We also monitor collectibility of accounts receivable primarily through review of our accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, record a charge in the period such determination is made. As of March 31, 2016 and December 31, 2015, there was no allowance for doubtful accounts.

Shipping Costs.

We charge shipping costs to cost of revenue as incurred.

Product Warranty.

Our products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During the year ended December 31, 2015, we recorded $250,000 for a specific potential warranty claim. As of March 31, 2016, approximately $41,000 has been incurred relating to this potential warranty claim.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. Net gains or losses from foreign currency translation of assets and liabilities were a loss of $13,000  and a loss of $0.2 million for the  three months ended March 31, 2016 and 2015, respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive loss, net of tax, a component of stockholders’ equity. Net gains and losses arising from transactions denominated in currencies other than the functional currency were a $22,000 gain and a $0.1 million loss for the three months ended March 31, 2016 and 2015, respectively, and are included in other income (expense), net.

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

We evaluate our goodwill, at a minimum, on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We perform our annual goodwill impairment test as of November 1 of each year.  We last conducted our annual goodwill impairment analysis in the fourth quarter of 2015 and no goodwill impairment was indicated.

When evaluating goodwill for impairment, we may initially perform a qualitative assessment which includes a review and analysis of certain quantitative factors to estimate if a reporting unit’s fair value significantly exceeds its carrying value. When the estimate of a reporting unit’s fair value appears more likely than not to be less than its carrying value based on this qualitative assessment, we continue to the first step of two steps impairment test. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting unit is determined based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions and determination of appropriate market comparables. We base these fair value estimates on reasonable assumptions that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that we determine that the value of goodwill has become impaired, we record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We operate in one reporting unit.

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

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. As a result of our favorable collection experience and customer concentration, there was no allowance for doubtful accounts as of March 31, 2016 and December 31, 2015.

Customer concentrations as a percentage of total revenue were as follows:

	Three Months Ended March 31,
	2016	2015
Customer A	16%	17%
Customer B	14%	*
Customer C	11%	*

*	less than 10%

Customer concentrations as a percentage of gross accounts receivable were as follows:

	March 31,	March 31,
	2016	2015
Customer A	17%	21%
Customer B	15%	19%
Customer C	12%	11%

*	less than 10%

Net Loss per Share.

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and potentially dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, common stock options, restricted stock units, and warrants are considered to be potentially dilutive securities.

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which simplifies the presentation of debt issuance costs. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted. We adopted this guidance on our consolidated financial statements with no effect in the first three months of 2016.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, amending Accounting Standards Codification (“ASC 740”). Upon adoption, this topic supersedes the existing guidance under ASC 740 and aims to simplify the accounting for income taxes. Currently, U.S. GAAP requires an entity to separate deferred income tax assets and liabilities into current and noncurrent amounts in a classified statement of financial position. This amendment requires that deferred tax assets and liabilities be classified as noncurrent. This ASU is effective for annual periods beginning after December 15, 2016 (including interim reporting periods within those periods), or the first quarter 2017 for Adesto. We early adopted this ASU at the beginning of our fourth quarter of 2015 and applied it prospectively. No prior periods were retrospectively adjusted.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, amending ASC 330. Upon adoption, this topic supersedes the existing guidance under ASC 330 and aims to simplify the subsequent measurement of inventory. Currently, inventory can be measured at the lower of cost or market, which could result in several potential outcomes, as market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. The major amendments would be as follows: 1. Inventory should be measured at the lower of cost or net realizable value. 2. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. 3. The amendment does not apply to inventory measured under LIFO or the retail inventory method. 4. The amendment does apply to all other inventory, which includes inventory measured via FIFO or average cost. We plan to adopt this guidance effective for periods beginning after December 15, 2016 (including interim reporting periods within those fiscal years), or the first quarter of 2017, and do not expect it to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, creating ASC Topic 606. Upon adoption, this topic supersedes the existing guidance under ASC 605 and aims to simplify the number of requirements to follow for revenue recognition and make revenue recognition more comparable across various entities, industries, jurisdictions and capital markets. There are 5 core principles: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. Additional considerations under this update include: accounting for costs to obtain or fulfill a contract with a customer and additional quantitative and qualitative disclosures. We plan to adopt this guidance effective for periods beginning after December 15, 2017 (including interim reporting periods within those periods), or the first quarter of 2018, and are currently evaluating the impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires lease assets and lease liabilities arising from leases, including operating leases, to be recognized on the balance sheet, ASU 2016-02 will become effective for us on January 1, 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Note 2. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accounts receivable	$9,128	$10,936
Allowance for SSD, price protection, right of return and other activities	(3,711)	(4,400)
Total accounts receivable, net	$5,417	$6,536

Inventories.

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$1,307	$1,149
Work-in-process	5,842	4,844
Finished goods	1,430	1,375
Total inventories	$8,579	$7,368

 For the three months ended March 31, 2016 and 2015 we realized benefits of $0.1 million and $0.7 million, respectively, from the sales of previously reserved products.

Other current assets.

Other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Foreign research credit receivable	$1,069	$1,063
Other current assets	133	123
Total other current assets	$1,202	$1,186

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Machinery and equipment	$6,939	$6,627
Furniture and fixtures	77	77
Leasehold improvements	141	141
Computer software	668	668
Construction in progress	90	52
Property and equipment, at cost	7,915	7,565
Accumulated depreciation and amortization	(6,886)	(6,656)
Property and equipment, net	$1,029	$909

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2016 and 2015 was $0.2 million and $0.4 million, respectively.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued sales commission payable	$326	$300
Accrued manufacturing expenses	314	271
Deferred rent	475	196
Other accrued liabilities	554	646
Total accrued expenses and other current liabilities	$1,669	$1,413

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

Financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
As of March 31, 2016
Assets:
Money market funds	$—	$17,021	$—	$17,021
As of December 31, 2015
Assets:
Money market funds	$—	$20,007	$—	$20,007

As of March 31, 2016 and December 31, 2015, we had no financial liabilities measured at fair value on a recurring basis.

Note 4. Purchased Intangible Assets.

In 2012, in connection with our purchase of the serial flash memory product line assets from Atmel Corporation, we recorded $16.4 million of intangible assets.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Intangible assets were as follows (in thousands):

	March 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Developed technology	$4,282	$1,499	$2,783
Customer relationships	9,011	2,628	6,383
Customer backlog	2,779	2,779	—
Non-compete agreement	282	198	84
Total intangible assets subject to amortization	$16,354	$7,104	$9,250

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,282	$1,392	$2,890
Customer relationships	9,011	2,440	6,571
Customer backlog	2,779	2,779	—
Non-compete agreement	282	184	98
Total intangible assets subject to amortization	$16,354	$6,795	$9,559

We recorded amortization expense related to the acquisition-related intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Operating expense category:
Research and development	$121	$121
Sales and marketing	188	188
Total	$309	$309

The estimated future amortization expense of acquisition-related intangible assets subject to amortization after March 31, 2016 is as follows (in thousands):

Year Ended December 31,
2016 (remaining 9 months)	$927
2017	1,221
2018	1,179
2019	1,179
2020	1,179
Thereafter	3,565
Total	$9,250

Note 5. Borrowings.

Bridge Bank Loan.

In October 2013, we entered into the Business Financing Agreement (the “BFA”) with Bridge Bank N.A. The BFA consisted of both a revolving credit facility under which we were permitted to borrow up to 80% of eligible accounts receivable but not to exceed $7.5 million and a term loan in the amount of $9.0 million. Interest on the revolving credit facility accrued at the bank’s prime rate, which under the BFA could not have been less than 3.25%, plus 1.25% while interest on the term loan accrues at the bank’s prime rate plus 3%. Under the term loan, we were required to make interest only payments through April 2014 and principal payments of $300,000 monthly thereafter plus interest. Borrowings under the BFA were secured by all of our assets and were subject to certain financial covenants, including maintaining minimum levels of EBITDA on a quarterly basis and a certain minimum asset coverage ratio based on the ratio of unrestricted cash plus certain accounts receivable to total outstanding under the agreement.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

In October 2014, we were not in compliance with certain financial covenants. As a result, in October 2014, we entered into the First Business Financing Modification Agreement (the “BFA Modification”) under which the covenant defaults were waived. The BFA Modification (i) increased the interest rate charged on the term loan from the bank’s prime rate plus 3% to the bank’s prime rate plus 4% and would have declined to the bank’s prime rate plus 3% upon the raising of additional equity of not less than $2.5 million, (ii) required us to continue to maintain certain minimum levels of EBITDA and asset coverage ratios, (iii) required us to maintain unrestricted cash of not less than $4.25 million until that point at which we either receive additional equity of not less than $5.0 million or maintain a debt service coverage ratio of not less than 1.00 to 1.00 (based on the ratio of EBITDA to current portion of total amounts outstanding under the BFA Modification plus period-to-date interest expense payments) for two consecutive quarters.

In addition, under the BFA the bank was paid a facility fee of $82,500 at closing. Under the BFA Modification, the bank was paid an additional facility fee of $50,000 and received a warrant to purchase 1,488 shares of our Series E convertible preferred stock. The facility fees and the value of the warrant, $0.1 million, were recorded as a debt discount and have been amortized over the life of the agreement. Amortization of debt discount was $0.1 million in 2015.

 Borrowings of $10.9 million under this facility were repaid in full in April 2015.

Opus Bank Term Loan.

In April 2015, we entered into a three-year $15.0 million credit agreement, or the new term loan facility, which replaced our prior senior secured revolving credit and term loan facility. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $15.0 million to be used for general corporate purposes including working capital, to repay certain indebtedness and for capital expenditures and other expenses. Interest will accrue on any outstanding borrowings at a rate equal to (a) the higher of (i) the prime rate (as publicly announced from time to time by the Wall Street Journal) and (ii) 3.25% plus (b) (i) 1.00% if our cash equivalents are greater than 125% of the outstanding principal of our borrowings under the new term loan facility, or (ii) 2.00% if our cash and cash equivalents are less than or equal to 125% of such borrowings. Indebtedness we incur under this agreement is secured by substantially all of our assets and contains financial covenants requiring us to maintain a monthly asset coverage ratio after September 30, 2015 of not less than 1.10 to 1.00, and quarterly adjusted EBITDA (measured on a trailing three-month basis) of $1 through March 31, 2016 and increasing to higher levels thereafter. Under the agreement, the quarterly EBITDA covenant is not applicable if the asset coverage ratio is met at all times during any particular quarter. The agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate and make acquisitions. Upon an occurrence of an event of default, we could be required to pay interest on all outstanding obligations under the agreement at a rate of five percent above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of March 31, 2016, we were in compliance with all financial covenants and restrictions and had borrowings of $12.5 million outstanding. We may not draw additional funds under the new term loan facility and our borrowings mature on April 30, 2018.

In connection with the new term loan facility, Opus Bank received a warrant to purchase 31,897 shares of Series E convertible preferred stock. Upon the completion of our IPO on October 30, 2015 the preferred stock warrants were converted into 315,282 of our common stock warrants. In addition, we paid financing costs of $0.1 million. The financing costs and the value of the warrant, $0.9 million, were recorded as a debt discount and are being amortized over the life of the agreement. Amortization of debt discount was $0.1 million for the three months ended in March 31, 2016. As of March 31, 2016, the remaining unamortized debt discount was $0.5 million.

Outstanding borrowings consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Term loan, current	$5,660	$5,606
Term loan, non-current	6,378	7,814
Total	$12,038	$13,420

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Future repayments on outstanding borrowings (excluding unamortized discount of $0.5 million as of March 31, 2016) are as follows (in thousands):

Year ending December 31,
2016 (remaining 9 months)	$4,500
2017	6,000
2018	2,000
$12,500

Interest expense incurred under our borrowings was $0.3 million and $0.2 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
United States	$1,710	$2,174
Rest of Americas	204	158
Europe	1,544	1,470
Asia Pacific	6,598	5,789
Rest of world	120	99
Total	$10,176	$9,690

Long-lived assets are attributed to the geographic region were they are located. Long-lived assets by geographic region were as follows (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
United States	$398	$369
Asia Pacific	629	538
Europe	2	2
Total property and equipment, net	$1,029	$909

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

Rent expense under operating leases for three months ended March 31, 2016 was $0.5 million.

	Total	Remaining 2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Operating leases	$8,897	$699	$1,154	$1,177	$1,213	$1,249	$3,405

Capital Leases.

We have entered into various lease agreements for equipment and software under capital leases with terms of between 24 to 48 months. The equipment and software under the leases are collateral for the lease obligations and are included within property and equipment, net, on the condensed consolidated balance sheets. Future minimum commitments for capital leases as of March 31, 2016 are as follows (in thousands):

Payments due remainder of 2016	$9
Total minimum lease payments	9
Less: Amounts representing interest	(1)
Present value of capital lease obligations and current portion of capital lease obligations	$8

Obligations under capital leases are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Equipment acquired under capital leases is included in property and equipment, net and consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
Computer software	$108	$108
Office equipment	49	49
Production equipment	44	44
Total	201	201
Accumulated depreciation and amortization	(198)	(189)
Property and equipment, net	$3	$12

Purchase Commitments.

As of March 31, 2016 we had purchase commitments due within one year with our third-party foundries of $3.6 million and $3.0 million in conjunction with an agreement with TowerJazz Panasonic Semiconductor Company.

Litigation.

Although we are not currently subject to any litigation, and no litigation is currently threatened against us, we may be subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. We accrue amounts that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss that is reasonably estimable

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Indemnification.

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

Note 8. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We were authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share as of December 31, 2015 and 6,666,666 shares of common stock with no par value per share as of December 31, 2014. Each holder of common stock is entitled to one vote per share. The holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors.

Common Stock Reserved for Future Issuance.

As of March 31, 2016 and December 31, 2015, we had reserved shares of common stock for future issuances as follows:

	March 31,	December 31,
	2016	2015
Warrants to purchase common stock	411,514	411,514
Stock option plan:
Options outstanding	793,416	796,356
Options available for future grants	1,817,786	1,814,846
Shares available for ESPP	149,747	149,747
Total	3,172,463	3,172,463

Upon completion of our IPO on October 30, 2015 all outstanding shares of our preferred stock were converted into 9,114,739 shares of common stock.

Common Stock Warrants.

The following common stock warrants were outstanding as of March 31, 2016 and December 31, 2015 and were the result of a conversion of preferred stock warrants upon the completion of our IPO on October 30, 2015.

Total amount of securities issuable under the outstanding warrants	Exercise Price	Issuance Date	Expiration Date
7,378	$12.20	2010	2017
74,141	$31.35	2012-2013	2019
329,995	$2.38	2014-2015	2022-2024
411,514

Common stock warrants are exercisable at the option of the holder any time after the date of issuance into shares of our common stock. The aggregate amount of shares of common stock that would be issued is determined by dividing the exercisable price by the conversion price applicable on the date of conversion multiplied by the number of warrants exercised.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Employee Benefit Plans

2007 Equity Incentive Plan.

In 2007, our Board of Directors and shareholders approved the 2007 Equity Incentive Plan (the “2007 Plan”) under which 272,727 shares of common stock were reserved and available for the issuance of stock options and restricted stock to eligible participants. The 2007 Plan was subsequently amended to increase the number of shares of common stock reserved for issuance under the 2007 Plan to 787,878 and during the year ended December 31, 2015, the number of shares reserved for issuance under the 2007 Plan was increased to 2,651,515. Options and restricted stock awards were granted at a price per share not less than the 85% of the fair value at the date of grant or award, respectively. Restricted stock awarded to persons controlling more than 10% of our stock were granted at a price per share not less than the 100% of the fair value at the date of the award. Options that were granted to new employees generally vest over a four-year period with 25% vesting at the end of one year and the remaining to vest monthly thereafter, while options that were granted to existing employees generally vest over a four-year period. Options granted generally are exercisable up to 10 years from the date of grant. As of October 26, 2015, no shares were available for grant under the 2007 Plan and all outstanding options continue to be governed and remain outstanding in accordance with their existing terms under the 2007 Plan. In addition, any shares subject to outstanding awards under the 2007 Plan that are issuable upon the exercise of options that expire or become unexercisable for any reason without having been exercised in full will be available for future grant and issuance under the 2015 Plan (as defined below).

2015 Equity Incentive Plan

In September 2015, our Board of Directors adopted, and in October 2015 our stockholders approved, our 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan became effective on the date immediately prior to the date of our initial public offering. As a result, 1,813,272 shares of common stock previously reserved but unissued under the 2007 Plan on the effective date of the 2015 Equity Incentive Plan became reserved for issuance under our 2015 Equity Incentive Plan, and we ceased granting awards under our 2007 Plan. The number of shares reserved for issuance under our 2015 Equity Incentive Plan will increase automatically on the first day of January of each of 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of our common stock as of the immediately preceding December 31. However, our Board of Directors may reduce the amount of the increase in any particular year.

Our 2015 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSU’s”), performance awards and stock bonuses. No person will be eligible to receive more than 2,000,000 shares in any calendar year under our 2015 Equity Incentive Plan other than a new employee of ours, who will be eligible to receive no more than 4,000,000 shares under the plan in the calendar year in which the employee commences employment. The aggregate number of shares of our common stock that may be subject to awards granted to any single non-employee director pursuant to the 2015 Equity Incentive Plan in any calendar year shall not exceed 300,000. Our 2015 Equity Incentive Plan provides that no more than 25,000,000 shares will be issued as incentive stock options.

2015 Employee Stock Purchase Plan

In September 2015, our Board of Directors adopted, and in October 2015 our stockholders approved, our 2015 Employee Stock Purchase Plan (“ESPP”). The 2015 Employee Stock Purchase Plan became effective on the date of our initial public offering. We reserved 150,000 shares of our common stock for issuance under our 2015 Employee Stock Purchase Plan. The number of shares reserved for issuance under our 2015 Employee Stock Purchase Plan will increase automatically on the first day of January following the first offering date by the number of shares equal to 1% of the total outstanding shares of our common stock as of the immediately preceding December 31 (rounded to the nearest whole share). However, our Board of Directors may reduce the amount of the increase in any particular year. The aggregate number of shares issued over the term of our 2015 Employee Stock Purchase Plan will not exceed 2,250,000 shares of our common stock.

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

No participant will have the right to purchase shares of our common stock in an amount that has a fair market value greater than $25,000, determined as of the first day of the applicable purchase period, for each calendar year in which that right is outstanding. In

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

addition, no participant will be permitted to purchase more than 2,500 shares during any one purchase period or a lesser amount as determined by our compensation committee.

Our 2015 Employee Stock Purchase Plan will continue until the earlier to occur of its termination by our Board of Directors, the issuance of all shares reserved for issuance under it or the tenth anniversary of its effective date.

A summary of stock option and restricted stock units activity under the 2007 Plan and the 2015 Plan is as follows:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Instrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2013	565,265	$3.60	5.9	$—
Granted	110,085	1.65
Exercised	(20,398)	1.66
Canceled	(50,540)	3.96
Outstanding as of December 31, 2014	604,412	$1.57	6.8	$—
Granted	202,662	5.18
Exercised	(5,952)	1.67
Canceled	(4,766)	2.31
Outstanding as of December 31, 2015	796,356	$2.49	6.5	$4,157
Granted	-
Exercised	-
Canceled	(2,940)
Outstanding as of March 31, 2016	793,416	$2.49	6.3	$2,483
Options vested and expected to vest as of March 31, 2016	760,357	$2.41	6.4	$2,438
Options vested and exercisable as of March 31, 2016	545,690	$1.84	5.1	$2,065

	Restricted stock units
	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Instrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2014	—	—	—	—
Granted	880,072	5.95	—	—
Released	—	—	—	—
Forfeited/expired	(5,564)	5.95	—	—
Outstanding as of December 31, 2015	874,508	$5.95	1.8	$6,742
Granted	34,950	6.00	—	—
Released	—	—	—	—
Forfeited/expired	(6,468)	5.95	—	—
Outstanding as of March 31, 2016	902,990	$5.95	1.6	$5,075

Note 9. Stock-based Compensation.

We record stock-based compensation based on fair value as of the grant date using the Black-Scholes option-pricing model. We recognize such costs as compensation expense on a straight-line basis over the employee’s requisite service period, which is generally four years. Our valuation assumptions are as follows:

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

We did not make any new grants of stock options during the first three months of 2016 and 2015.

The following table presents the effects of stock-based compensation for stock options, RSU’s and ESPP shares during the periods (in thousands):

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Cost of revenue	$18	$1
Research and development	255	14
Sales and marketing	169	7
General and administrative	367	20
Total	$809	$42

Stock-based compensation expense capitalized to inventories was not material during the three months ended March 31, 2016 and 2015, respectively.

We did not realize any income tax benefit from stock option exercises in either of the periods presented due to recurring losses and valuation allowances.

As of March 31, 2016, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $0.5 million, and this amount is expected to be recognized over a weighted-average period of approximately 2 years.

As of March 31, 2016, the total unrecognized compensation cost related to RSU’s and ESPP was $4.4 million and $62,000, respectively, and there amounts are expected to be recognized over 1.6 years and 0.3 years, respectively.

Note 10. Income Taxes.

We recorded an income tax provision of $14,000 and $49,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.  The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. The income tax provision reflects tax expense associated with state income tax, foreign taxes, uncertain tax positions and tax expense

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. The decrease in the tax provision between 2016 and 2015 is primarily due to a decrease in French subsidiary taxes.

As of March 31, 2016, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting for income taxes (ASC 740), Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period that such determination is made.

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within the 12 months of March 31, 2016.

We file tax returns in the United States for federal, California, and other states. All tax years remain open to examination for both federal and state purposes as a result of our net operating loss and credit carryforwards. We file foreign tax returns in the United Kingdom, France, China, Hong Kong, and Taiwan. These tax years remain open to examination, except for 2011 and prior years in France.

Note 11. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Shares not used in computing net loss per share attributable to common stockholders as considered anti-dilutive:
Preferred stock	-	9,114,739
Stock options	793,416	604,174
Preferred stock warrants	-	82,018
Common stock warrants	411,514	218,618
Restricted stock units	902,990	-

Note 12. Other Income (Expense), Net.

Other income (expense), net consisted of the following (in thousands):

	March 31,	March 31,
	2016	2015
Revaluation of convertible preferred stock warrant liability	$-	$9
Other income (expense)	22	(127)
Other income (expense), net	$22	$(118)

Note 13. Subsequent Events.

None.

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

The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. In this Quarterly Report, unless otherwise specified or the context otherwise requires, “Adesto,” “we,” “us,” and “our” refer to Adesto Technologies Corporation and its consolidated subsidiaries.

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

Our revenue is derived from the sale of our NVM products, primarily our standard serial flash memory products, which represented substantially all of our revenue for the three months ended March 31, 2016. On September 28, 2012, we purchased certain flash memory product assets from Atmel Corporation, or Atmel. The products we acquired as part of the acquisition were approaching the end of their life cycle and experiencing annual revenue declines. While we provide support for these products, we have not invested further in their research and development. Revenue from these legacy products have declined to $0.3 million from $0.9 million for the three months ended March 31, 2016 and 2015, respectively. We expect that revenue from these products will continue to decline in the future. Since the acquisition, we have invested in developing new products that are better suited for low-power, high-growth applications, accelerated development of select products and introduced new products based on the acquired technology. In 2013, we introduced the first of our next-generation DataFlash and Fusion Flash products, which have similar functionality to our legacy products, but also offer enhanced features such as ultra-deep power down and wide supply voltage range operation. Revenue from our next-generation NVM products were $9.9 million and $8.8 million for the three months ended March 31, 2016 and 2015, respectively. We had been exclusively developing products based on Conductive Bridging RAM, or CBRAM, technology prior to the acquisition of assets from Atmel. In 2015 we introduced Mavriq and Moneta, two CBRAM-based families of memory products, and shipped more than 5.0 million units of these products. We continue to develop and enhance our families of CBRAM-based products, although revenue associated with these products has not been material to date. We have made and continue to make these upfront investments because we believe that the introduction of any fundamentally new semiconductor technology must necessarily go through a lengthy customer evaluation process and several cycles of improvement in the field before it can be widely adopted or generate material revenue.

For the three months ended March 31, 2016, our products were sold to approximately 400 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 72% and 66% of our revenue from distributors during the three months ended March 31, 2016 and 2015, respectively. Sales to three distributors generated approximately 41% and 28% of our revenue during the three months ended March 31, 2016 and 2015, respectively. Additionally, we derived approximately 83% and 78% of our revenue internationally during the three months ended March 31, 2016 and 2015, respectively, the majority of which was recognized in the Asia Pacific, or APAC, region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped. Our headquarters are located in Sunnyvale, California, with additional sales operations in North America, Europe, the Middle East and Africa, or EMEA, and APAC regions. We recorded revenue of $10.2 million and $9.7 million, and net losses of $1.5 million and $2.3 million, for the three months ended March 31, 2016 and 2015, respectively.

Factors Affecting Our Performance

Product adoption in new markets and applications. We optimize our products to meet the technical requirements of the emerging IoT market. The growth in the IoT market is dependent on many factors, most of which are outside of our control. Should the IoT market not develop or develop more slowly, our financial results could be adversely affected.

Ability to attract and retain customers that make large orders. In 2015, our products were sold to approximately 500 end customers, of which approximately 20 generated more than half our revenue. One end customer accounted for 10% or more of our revenue in 2015. While we expect the composition of our customers to change over time, our business and operating results will depend on our ability to continually target new and retain existing customers that make large orders, particularly those in growth markets which are less dependent on macroeconomic conditions.

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system cost of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements, qualified our NVM device for their products and placed an order for the purchase of our products. The number of our design wins has grown from 32 in 2013 to 65 in 2014 and to 135 in 2015, including 6, 63, and 125 design wins for new products, respectively. We had 29 new design wins during the first three months of 2016. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends.

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

Components of Our Results of Operations

Revenue

We derive substantially all of our revenue through the sale of our NVM products to OEMs and ODMs, primarily through distributors. We generated 72% and 66% of our revenue from distributors during the three months ended March 31, 2016 and 2015, respectively. We recognize revenue from product sales when persuasive evidence of an arrangement exists and all other revenue recognition criteria are met. We sell the majority of our products to distributors and generally recognize revenue when we ship the product directly to the distributors.

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

Prior to our IPO, we classified our preferred stock warrants as a liability on our consolidated balance sheets and recorded changes in fair value at each balance sheet date with the corresponding change recorded as other income (expense). We recorded a final adjustment to the fair value of the warrants as of the closing of our IPO on October 30, 2015 and the warrants are no longer subject to fair value accounting thereafter due to their conversion into warrants to purchase common stock.

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

Comparison of the Three Months Ended March 31, 2016 and 2015 (in thousands, except percentage data):

Revenue

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(unaudited)
Revenue	$10,176	$9,690	$486	5%
Revenue by category of products
Legacy Products	267	868	(601)	(69)
New Products	9,909	8,822	1,087	12

	Three Months Ended March 31,
	2016	2015
Revenue by geography:
United States	17%	22%
Europe	15%	15%
Asia Pacific	65%	60%
Rest of world	3%	3%

Revenue increased by $0.5 million, or 5%, during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase was due primarily to an increase in sales of our data flash products. During the first three months of 2016, we began to see a slowdown in customer orders that we believe were due to reduced consumer demand in our end markets.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(unaudited)
Cost of revenue	$5,180	$5,830	$(650)	(11)%
Gross margin	4,996	3,860	1,136	29

Cost of revenue decreased by $0.7 million, or 11%, during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 due primarily to a reduction in direct manufacturing costs.

Gross margin increased by $1.1 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to improvements in our cost structure and an increase in sales of data flash products.

Operating Expenses

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(unaudited)
Operating expenses:
Research and development	$3,937	$2,964	$973	33%
Sales and marketing	2,603	1,977	626	32
General and administrative	1,708	848	860	101
Gain from settlement with former foundry supplier	(1,962)	-	(1,962)	-
Total operating expenses	$6,286	$5,789	$497	9%

Research and Development. Research and development expense increased by $1.0 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, due to personnel related expenses of $0.6 million, an increase in materials and supplies of $0.2 million, and an increase of facilities costs of $0.2 million.

Sales and Marketing. Sales and marketing expense increased by $0.6 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, mainly due to personnel related expenses.

General and Administrative. General and administrative expenses increased by $0.9 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, mainly due to personnel related expenses of $0.6 million, legal, accounting, and insurance costs of $0.2 million and facilities costs of $0.1 million.

Gain from settlement with a former foundry supplier. During the three months ended March 31, 2016, we recognized a non-cash gain of $2.0 million resulting from a settlement of a disputed liability with a former foundry supplier. We did not recognize a similar gain or loss during the three months ended March 31, 2015.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(unaudited)
Interest expense, net	$(258)	$(181)	$(77)	(43)%
Other income (expense), net	22	(118)	140	119
Total other income (expense), net	$(236)	$(299)	$63	21%

Interest expense, net increased by $0.1 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, due to increased levels of debt outstanding.

Other income (expense), net increased by $0.1 million during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due primarily to favorable foreign currency transaction adjustments.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(unaudited)
Provision for income taxes	$14	$49	$(35)	(71)%

Provision for income taxes decreased by $35,000 during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to a reduction in tax expense related to our French subsidiary.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with gross proceeds from the sale of an aggregate of $78.5 million of convertible preferred stock, $22.5 million of term debt associated with the acquisition of the certain flash memory product assets from Atmel Corporation, and net proceeds from our IPO on October 30, 2015 of $22.1 million. Our principal source of liquidity as of

March 31, 2016 consisted of cash and cash equivalents of $19.1 million. We did not have any borrowing capacity available under our credit facility as of March 31, 2016. Our outstanding borrowings under this credit facility as of March 31, 2016 were $12.5 million. Substantially all of our cash and cash equivalents are held in the United States.

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

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31,
	2016	2015
Cash flows provided by (used in) operating activities	$(2,051)	$296
Cash flows used in investing activities	(350)	(31)
Cash flows used in financing activities	(1,500)	(1,508)

Cash Flows from Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs, investments in research and development and sales and marketing, and inventory procurement. Net cash used in operating activities for the periods presented consisted of net losses adjusted for certain noncash items and changes in working capital. Within changes in working capital, changes in accounts receivable, inventory and accounts payable generally account for the largest adjustments, as we typically use more cash to fund accounts receivable and build inventory as our business grows. Increases in accounts payable typically provides more cash as we do more business with our contract foundries and other third parties, depending on the timing of payments.

During the three months ended March 31, 2016, cash used in operating activities was $2.1 million, primarily from a net loss of $1.5 million and the impact of a $2.0 million non-cash gain resulting from a settlement with a former foundry supplier partially offset by non-cash charges of $0.8 million related to stock-based compensation expense and $0.6 million related to depreciation and amortization.

During the three months ended March 31, 2015, cash provided by operating activities was $0.3 million, primarily from a net loss of $2.3 million offset by a net change in our operating assets and liabilities of $1.8 million and non-cash charges of $0.8 million primarily related to and stock based compensation, depreciation, and amortization.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases of property and equipment. We expect to continue to make significant capital expenditures to support continued growth of our business. During the three months ended March 31, 2016 and 2015, cash used in investing activities was $0.4 million and $31,000, respectively, due to purchases of equipment.

Cash Flows from Financing Activities

Cash flows from financing activities primarily include proceeds and payments related to our term loans and our credit facilities.

During three months ended March 31, 2016, cash used in financing activities was $1.5 million due to principal payments on outstanding loan obligations.

During three months ended March 31, 2015, cash used in financing activities was $1.5 million due to principal payments on outstanding borrowings.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purpose.

Credit Facility

In April 2015, we entered into a three-year $15.0 million credit agreement, or the new term loan facility, which replaced our prior senior secured revolving credit and term loan facility. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $15.0 million to be used for general corporate purposes including working capital, to repay certain indebtedness and for capital expenditures and other expenses. Interest will accrue on any outstanding borrowings at a rate equal to (a) the higher of (i) the prime rate (as publicly announced from time to time by the Wall Street Journal) and (ii) 3.25% plus (b) (i) 1.00% if our cash and cash equivalents are greater than 125% of the outstanding principal of our borrowings under the new term loan facility, or (ii) 2.00% if our cash and cash equivalents are less than or equal to 125% of such borrowings. Indebtedness we incur under this agreement is secured by substantially all of our assets and contains financial covenants requiring us to maintain a monthly asset coverage ratio after September 30, 2015 of not less than 1.10 to 1.00, and quarterly adjusted EBITDA (measured on a trailing three-month basis) of $1 through March 31, 2016 and increasing to higher levels thereafter. . Under the agreement, the quarterly EBITDA covenant is not applicable if the asset coverage ratio is met at all times during any particular quarter. The agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate and make acquisitions. Upon an occurrence of an event of default, we could be required to pay interest on all outstanding obligations under the agreement at a rate of five percent above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of March 31, 2016, we were in compliance with all financial covenants and restrictions and had gross borrowings of $12.5 million outstanding. We may not draw additional funds under the new term loan facility and our borrowings mature on April 30, 2018.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of March 31, 2016:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$8,897	$699	$2,331	$2,462	$3,405
Inventory-related commitments (2)	3,589	3,589	—	—	—
Financing arrangements (3)	12,500	4,500	8,000	—	—
Capital leases (4)	9	9	—	—	—
Joint Development and Manufacturing Agreement (5)	9,000	2,250	6,750	—	—
Total contractual cash obligations	$33,995	$11,047	$17,081	$2,462	$3,405

(1)	Operating leases primarily relate to our leases of office space with terms expiring through July 31, 2023.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of March 31, 2016.
(3)	Financing arrangements represent debt maturities under our term loan.
(4)	Capital lease obligations relate to the lease of certain equipment with terms that expire in 2016.
(5)	Represents our commitments under the CBRAM Joint Development and Manufacturing Agreement executed on February 18, 2016 with TowerJazz Panasonic Semiconductor Company.

As of March 31, 2016, we had a liability of $11,000 for uncertain tax positions.

Internal Control Over Financial Reporting

Our management and independent registered public accounting firm did not and were not required to perform an evaluation of our internal control over financial reporting as of and for the years ended December 31, 2015, 2014, and 2013 in accordance with the provisions of the JOBS Act.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2016 there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $19.2 million as of March 31, 2016, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross debt of $12.5 million offset by a debt discount of approximately $0.5 million, as of March 31, 2016. The outstanding debt relates to a term loan.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of March 31, 2016.

Item 4.	Controls and Procedures.
(a)	Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our CEO and CFO, is responsible for establishing and maintaining our disclosure controls and procedures and determining the existence of a material weakness in such disclosure controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Our management (with the participation of our CEO and CFO) has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

We have incurred net losses since our inception. We incurred net losses of $1.5 million, $8.4 million, $8.9 million, and $8.2 million for the three months ended March 31, 2016 and the years ended December 31, 2015, 2014 and 2013, respectively. As of March 31, 2016, we had an accumulated deficit of $84.1 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor memory industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

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

In order to compete effectively in our markets, we must continually design, develop and introduce new and improved products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We are developing next-generation products, which we expect to be one of the drivers of our revenue growth in the future. However, we may not succeed in developing and marketing these new and enhanced products. We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers new generations of our products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, we generated limited revenue from sales of our Mavriq and Moneta products to date. While we expect revenue from our Mavriq and Moneta products to grow, we may not be able to materially increase our revenue from this product family. Similarly, any of our more recently-introduced products or product families based on CBRAM or floating gate architecture may not achieve market acceptance and contribute significantly to our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

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

Our products are only a part of larger electronic systems. All products incorporated into these systems must comply with various industry standards and technical requirements created by regulatory bodies or industry participants in order to operate efficiently together. Industry standards and technical requirements in our markets are evolving and may change significantly over time. For our products, the industry standards are developed by the JEDEC Solid State Technology Association, an industry trade organization. In addition, large industry-leading semiconductor and electronics companies play a significant role in developing standards and technical requirements for the product ecosystems within which our products can be used. Our customers also may design certain specifications and other technical requirements specific to their products and solutions. These technical requirements may change as the customer introduces new or enhanced products and solutions.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On October 30, 2015, we completed our initial public offering in which we sold 5,000,000 shares of common stock at a price to the public of $5.00 per share. On November 4, 2015 we completed the sale of an additional 192,184 shares of common stock pursuant to the underwriters’ over-allotment option. The aggregate offering price for shares sold by us in the offering was approximately $26.0 million. The offer of up to 5,750,000 shares in the initial public offering, for a proposed maximum aggregate offering price of $28.75 million, were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-206940) that was declared effective by the Securities and Exchange Commission on October 26, 2015. Needham & Company, LLC, Oppenheimer & Co. Inc. and Roth Capital Partners, LLC were the underwriters for the offering. Following the sale of 5,192,184 shares in connection with the closing of the initial public offering and the sale of the shares subject to the over-allotment option, the offering terminated. We raised approximately $22.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $1.9 million and other offering expenses of approximately $1.9 million.  As of March 31, 2016, we had used approximately $2.9 million of the estimated aggregate net proceeds from our initial public offering: to fund working capital and general corporate requirements in the ordinary course of business. The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.  We intend to use the net proceeds from the initial public offering for additional working capital and other general corporate purposes, including research and development activities, sales and marketing activities and capital expenditures, to enhance existing and develop new products and product families, expand our manufacturing capabilities or fund our growth.

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

Adesto Technologies Corporation

Dated: May 16, 2016	By:	/s/ Ron Shelton
Ron Shelton Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+

This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.