Form 10-Q
period 2016-06-30
ADESTO TECHNOLOGIES Corp
filed 2016-08-15
CIK 1395848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2016
Common Stock, $0.0001 par value per share	15,056,034 shares

ADESTO TECHNOLOGIES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

Adesto Technologies Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$14,139	$23,089
Accounts receivable, net	5,854	6,536
Inventories	9,134	7,368
Prepaid expenses	1,262	1,155
Other current assets	1,224	1,186
Total current assets	31,613	39,334
Property and equipment, net	3,608	909
Intangible assets, net	8,941	9,559
Other non-current assets	216	114
Goodwill	22	22
Total assets	$44,400	$49,938
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,938	$9,680
Income taxes payable	82	52
Accrued compensation and benefits	1,582	893
Accrued expenses and other current liabilities	1,852	1,413
Term loan, current	5,713	5,606
Total current liabilities	19,167	17,644
Term loan	4,929	7,814
Deferred tax liability, non-current	2	1
Total liabilities	24,098	25,459
Commitments and contingencies (See Note 7)
Stockholders' equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized as of June 30, 2016 and December 31, 2015; 14,987,642 and 14,974,718 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	108,819	107,167
Accumulated other comprehensive loss	(163)	(146)
Accumulated deficit	(88,356)	(82,544)
Total stockholders' equity	20,302	24,479
Total liabilities and stockholders' equity	$44,400	$49,938

(1)	The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements.

Adesto Technologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$10,282	10,600	$20,458	20,290
Cost of revenue	5,548	6,406	10,728	12,236
Gross profit	4,734	4,194	9,730	8,054
Operating expenses:
Research and development	4,200	3,132	8,137	6,096
Sales and marketing	2,842	2,086	5,445	4,063
General and administrative	1,690	822	3,398	1,670
Gain from settlement with former foundry supplier	-	-	(1,962)	-
Total operating expenses	8,732	6,040	15,018	11,829
Loss from operations	(3,998)	(1,846)	(5,288)	(3,775)
Other income (expense):
Interest expense, net	(224)	(305)	(482)	(486)
Other income (expense), net	(33)	407	(11)	289
Total other income (expense), net	(257)	102	(493)	(197)
Loss before provision for income taxes	(4,255)	(1,744)	(5,781)	(3,972)
Provision for income taxes	17	22	31	71
Net loss	$(4,272)	(1,766)	$(5,812)	(4,043)
Net loss per share
Basic and diluted	$(0.29)	$(3.14)	$(0.39)	$(7.21)
Weighted average number of shares used in computing net loss per share
Basic and diluted	14,983,132	561,830	14,978,925	560,694

See accompanying Notes to Condensed Consolidated Financial Statements.

Adesto Technologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(4,272)	$(1,766)	$(5,812)	$(4,043)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(4)	21	(17)	(188)
Comprehensive loss, net of tax	$(4,276)	$(1,745)	$(5,829)	$(4,231)

See accompanying Notes to Condensed Consolidated Financial Statements.

Adesto Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(5,812)	$(4,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,629	112
Depreciation and amortization	429	827
Amortization of intangible assets	618	618
Amortization of debt discount	222	217
Deferred income taxes	1	7
Gain from settelment with former foundry supplier	(1,962)	—
Changes in fair value of preferred stock warrant liability	—	(81)
Changes in assets and liabilities:
Accounts receivable	682	(2,393)
Inventories	(1,766)	1,874
Prepaid expenses and other current assets	(226)	(977)
Accounts payable	191	508
Income tax payable	30	—
Accrued compensation and benefits	689	126
Accrued expenses and other liabilities	439	(67)
Net cash used in operating activities	(4,836)	(3,272)
Cash flows from investing activities:
Acquisition of property and equipment	(1,099)	(107)
Net cash used in investing activities	(1,099)	(107)
Cash flows from financing activities:
Proceeds from issuance of common stock	23	8
Proceeds (payments) from term loan	(3,000)	14,903
Payments on revolving line of credit	—	(4,273)
Payments on term loan	—	(6,600)
Net cash provided by (used in) financing activities	(2,977)	4,038
Effect of exchange rates on cash and equivalents	(38)	(161)
Net increase (decrease) in cash and cash equivalents	(8,950)	498
Cash and cash equivalents - beginning of period	23,089	5,972
Cash and cash equivalents - end of period	$14,139	$6,470
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$287	$318
Supplemental disclosures of non-cash investing information:
Purchase of property and equipment included in accounts payable	$2,029	$—

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

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to complete annual financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, for any other interim period or for any other future year.

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

The condensed consolidated financial statements include the results of our operations, and the operations of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

We also monitor collectibility of accounts receivable primarily through review of our accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, record a charge in the period such determination is made. As of June 30, 2016 and December 31, 2015, there was no allowance for doubtful accounts.

Shipping Costs.

We charge shipping costs to cost of revenue as incurred.

Product Warranty.

Our products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During the year ended December 31, 2015, we recorded $250,000 for a specific potential warranty claim. As of June 30, 2016, approximately $41,000 has been incurred relating to this potential warranty claim. As of June 30, 2016, the warranty accrual was $209,000.

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

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. Net gains or losses from foreign currency translation of assets and liabilities were a loss of $4,000  and a gain of $21,000 for the three months ended June 30, 2016 and 2015, respectively. Net gains or losses from foreign currency translation of assets and liabilities were a loss of $17,000  and a loss of $0.2 million for the six months ended June 30, 2016 and 2015, respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive loss, net of tax, a component of stockholders’ equity. Net gains and losses arising from transactions denominated in currencies other than the functional currency were a $34,000 loss and a $3,000 gain for the three months ended June 30, 2016 and 2015, respectively. Net gains and losses arising from transactions denominated in currencies other than the functional currency were a $12,000 loss and a $0.1 million loss for the six months ended June 30, 2016 and 2015, respectively, and are included in other income (expense), net.

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. As a result of our favorable collection experience and customer concentration, there was no allowance for doubtful accounts as of June 30, 2016 and December 31, 2015.

Customer concentrations as a percentage of revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Customer A	15%	13%	15%	15%
Customer B	13%	*	*	*
Customer C	11%	12%	13%	*
Customer D	*	10%	*	*

*	less than 10%

Customer concentrations as a percentage of gross accounts receivable were as follows:

	June 30,	December 31,
	2016	2015
Customer A	16%	14%
Customer B	10%	13%
Customer C	10%	10%
Customer D	10%	16%

*	less than 10%

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

Recent Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, creating ASC Topic 606. Upon adoption, this topic supersedes the existing guidance under ASC 605 and aims to simplify the number of requirements to follow for revenue recognition and make revenue recognition more comparable across various entities, industries, jurisdictions and capital markets. There are five core principles: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. Additional considerations under this update include: accounting for costs to obtain or fulfill a contract with a customer and additional quantitative and qualitative disclosures. We plan to adopt this guidance effective for periods beginning after December 15, 2017 (including interim reporting periods within those periods), or the first quarter of 2018, and are currently evaluating the impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provide guidance on determining when and how to disclose going concern uncertainties in the financial statements. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We are currently evaluating the impact that this new guidance will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which simplifies the presentation of debt issuance costs. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted. We adopted this guidance on our consolidated financial statements with no effect in the first quarter of 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases, Topic 842. This ASU requires lease assets and lease liabilities arising from leases, including operating leases, to be recognized on the balance sheet, ASU 2016-02 will become effective for us on January 1, 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, ASC Topic 718: Improvements to Employee Share-Based Payment Accounting. Under this ASU, several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. We plan to adopt this guidance effective for periods beginning after December 15, 2016 (including interim reporting periods within those periods), or the first quarter of 2017, and are currently evaluating the impact on our consolidated financial statements.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Topic 606. The ASU, among other things: (1) clarifies the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permits an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specifies that the measurement date for noncash consideration is contract inception; (4)  provides a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. We plan to adopt this guidance effective for periods beginning after December 15, 2017 (including interim reporting periods within those periods), or the first quarter of 2018, and are currently evaluating the impact on our consolidated financial statements.

Note 2. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accounts receivable	$8,879	$10,936
Allowance for SSD, price protection, right of return and other activities	(3,025)	(4,400)
Total accounts receivable, net	$5,854	$6,536

Inventories.

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$959	$1,149
Work-in-process	6,556	4,844
Finished goods	1,619	1,375
Total inventories	$9,134	$7,368

 For the three months ended June 30, 2016, we realized a benefit of $0.6 million from the sales of previously reserved products. For the three months ended June 30, 2015, we did not record a write-down nor did we realize a benefit from previously reserved products.

 For the six months ended June 30, 2016 and 2015, we realized benefits of $0.7 million and $0.7 million, respectively, from the sales of previously reserved products.

Other current assets.

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Foreign research credit receivable	$1,084	$1,063
Other current assets	140	123
Total other current assets	$1,224	$1,186

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Machinery and equipment	$7,102	$6,627
Furniture and fixtures	77	77
Leasehold improvements	141	141
Computer software	668	668
Construction in progress	2,713	52
Property and equipment, at cost	10,701	7,565
Accumulated depreciation and amortization	(7,093)	(6,656)
Property and equipment, net	$3,608	$909

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2016 was $0.2 million and $0.4 million, respectively.

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2015 was $0.4 million and $0.8 million, respectively.

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued sales commission payable	$332	$300
Accrued manufacturing expenses	227	271
Deferred rent	755	196
Other accrued liabilities	538	646
Total accrued expenses and other current liabilities	$1,852	$1,413

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
As of June 30, 2016
Assets:
Money market funds	$—	$13,282	$—	$13,282

As of December 31, 2015
Assets:
Money market funds	$—	$20,007	$—	$20,007

As of June 30, 2016 and December 31, 2015, we had no financial liabilities measured at fair value on a recurring basis.

Note 4. Purchased Intangible Assets.

In 2012, in connection with our purchase of the serial flash memory product line assets from Atmel Corporation, we recorded $16.4 million of intangible assets.

Intangible assets were as follows (in thousands):

	June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(unaudited)
Developed technology	$4,282	$1,607	$2,675
Customer relationships	9,011	2,815	6,196
Customer backlog	2,779	2,779	—
Non-compete agreement	282	212	70
Total intangible assets subject to amortization	$16,354	$7,413	$8,941

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,282	$1,392	$2,890
Customer relationships	9,011	2,440	6,571
Customer backlog	2,779	2,779	—
Non-compete agreement	282	184	98
Total intangible assets subject to amortization	$16,354	$6,795	$9,559

We recorded amortization expense related to the acquisition-related intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Operating expense category:
Research and development	$121	$121	$242	$242
Sales and marketing	188	188	376	376
Total	$309	$309	$618	$618

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

The estimated future amortization expense of acquisition-related intangible assets subject to amortization after June 30, 2016 is as follows (in thousands):

Year Ended December 31,
2016 (remaining 6 months)	$618
2017	1,221
2018	1,179
2019	1,179
2020	1,179
Thereafter	3,565
Total	$8,941

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

Opus Bank Term Loan.

In April 2015, we entered into a three-year $15.0 million credit agreement, or the term loan facility. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $15.0 million to be used for general corporate purposes including working capital, to repay certain indebtedness and for capital expenditures and other expenses. Interest will accrue on any outstanding borrowings at a rate equal to (a) the higher of (i) the prime rate (as publicly announced from time to time by the Wall Street Journal) and (ii) 3.25% plus (b) (i) 1.00% if our cash equivalents are greater than 125% of the outstanding principal of our borrowings under the term loan facility, or (ii) 2.00% if our cash and cash equivalents are less than or equal to 125% of such borrowings. Indebtedness we incur under this agreement is secured by substantially all of our assets and the agreement contains financial covenants requiring us to maintain a monthly asset coverage ratio after September 30, 2015 of not less than 1.10 to 1.00, and quarterly adjusted EBITDA (measured on a trailing three-month basis) of $1 through June 30, 2016 and increasing to higher levels thereafter. Under the agreement, the quarterly EBITDA covenant is not applicable if the asset coverage ratio is met at all times during any particular quarter. The agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate and make acquisitions. Upon an occurrence of an event of default, we could be required to pay

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

interest on all outstanding obligations under the agreement at a rate of five percent above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of June 30, 2016, we were in compliance with all financial covenants and restrictions and had borrowings of $11.0 million outstanding. We may not draw additional funds under the term loan facility and our borrowings mature on April 30, 2018.

In connection with the term loan facility, Opus Bank received a warrant to purchase 31,897 shares of Series E convertible preferred stock. Upon the completion of our IPO on October 30, 2015 the preferred stock warrants were converted into 315,282 of our common stock warrants. In addition, we paid financing costs of $0.1 million. The financing costs and the value of the warrant, $0.9 million, were recorded as a debt discount and are being amortized over the life of the agreement. Amortization of debt discount was $0.2 million for the six months ended in June 30, 2016. As of June 30, 2016, the remaining unamortized debt discount was $0.4 million.

Outstanding borrowings consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Term loan, current	$5,713	$5,606
Term loan, non-current	4,929	7,814
Total	$10,642	$13,420

Future repayments on outstanding borrowings (excluding unamortized discount of $0.4 million as of June 30, 2016) are as follows (in thousands):

Year ending December 31,
2016 (remaining 6 months)	$3,000
2017	6,000
2018	2,000
$11,000

Interest expense incurred under our borrowings was $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively.

Interest expense incurred under our borrowings was $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively.

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
United States	$1,197	$1,806	$2,907	$3,981
Rest of Americas	67	176	271	334
Europe	1,303	1,055	2,847	2,525
Asia Pacific	7,651	7,472	14,249	13,261
Rest of world	64	91	184	189
Total	$10,282	$10,600	$20,458	$20,290

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Long-lived assets are attributed to the geographic region were they are located. Long-lived assets by geographic region were as follows (in thousands):

	June 30,	December 31,
	2016	2015
	(unaudited)
United States	$3,083	$369
Asia Pacific	523	538
Europe	2	2
Total property and equipment, net	$3,608	$909

Note 7. Commitments and Contingencies.

Operating Leases.

On November 2, 2015, the Company extended the lease for its headquarters by six months to July 2016 by entering into that certain Amendment to Commercial Sublease, dated November 2, 2015, between the Company and eGain Corporation. The Amendment provides for a base rent during the extension period of $47,087 per month. Subsequently, we extended the lease to August 31, 2016.

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

Rent expense under operating leases was $0.5 million and $1.0 million for three and six months ended June 30, 2016, respectively.

Rent expense under operating leases was $0.2 million and $0.4 million for three and six months ended June 30, 2015, respectively.

	Total	Remaining 2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Operating leases	$8,815	$601	$1,170	$1,177	$1,213	$1,249	$3,405

Capital Leases.

We have entered into various lease agreements for equipment and software under capital leases with terms of between 24 to 48 months. The equipment and software under the leases are collateral for the lease obligations and are included within property and equipment, net, on the condensed consolidated balance sheets. There is no future minimum commitments for capital leases as of June 30, 2016.

Obligations under capital leases are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Equipment acquired under capital leases is included in property and equipment, net and consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
	(unaudited)
Computer software	$108	$108
Office equipment	49	49
Production equipment	44	44
Total	201	201
Accumulated depreciation and amortization	(201)	(189)
Property and equipment, net	$—	$12

Purchase Commitments.

As of June 30, 2016, we had purchase commitments with our third-party foundries of $3.1 million due within one year, $0.9 million for a licensing and development agreement, and $9.0 million in conjunction with an agreement with TowerJazz Panasonic Semiconductor Company.

Litigation.

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

Common Stock Reserved for Future Issuance.

As of June 30, 2016 and December 31, 2015, we had reserved shares of common stock for future issuances as follows:

	June 30,	December 31,
	2016	2015
Warrants to purchase common stock	411,514	411,514
Stock option plan:
Options outstanding	988,059	796,356
Options available for future grants	1,608,645	1,814,846
Shares available for ESPP	149,747	149,747
Total	3,157,965	3,172,463

Upon completion of our IPO on October 30, 2015 all outstanding shares of our preferred stock were converted into 9,114,739 shares of common stock.

Common Stock Warrants.

The following common stock warrants were outstanding as of June 30, 2016 and December 31, 2015 and were the result of a conversion of preferred stock warrants upon the completion of our IPO on October 30, 2015.

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

Under our 2015 Employee Stock Purchase Plan, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. Eligible employees will be able to select a rate of payroll deduction up to 15% of their base cash compensation. The purchase price for shares of our common stock purchased under our 2015 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. Except for the first offering period, each offering period will run for no more than six months, with purchases occurring every six months. The first offering period began upon the effective date of our IPO and will end on June 30, 2016. On May 25, 2016, the Board of Directors extended the initial offering period to July 29, 2016. Subsequent purchase periods will be 6 months in duration beginning on August 1, 2016.

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

A summary of stock option and restricted stock units activity under the 2007 Plan and the 2015 Plan is as follows:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Instrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2014	604,412	$1.57	6.8	$—
Granted	202,662	5.18
Exercised	(5,952)	1.67
Canceled	(4,766)	2.31
Outstanding as of December 31, 2015	796,356	$2.49	6.5	$4,157
Granted	217,900	3.48
Exercised	(12,924)	1.80
Canceled	(13,273)	3.67
Outstanding as of June 30, 2016	988,059	$2.71	6.9	$563
Options vested and expected to vest as of June 30, 2016	966,736	$2.67	6.8	$590
Options vested and exercisable as of June 30, 2016	617,743	$2.03	5.4	$772

	Restricted stock units
	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Instrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2014	—	—	—	—
Granted	880,072	$5.95	—	—
Released	—	—	—	—
Forfeited/expired	(5,564)	5.95	—	—
Outstanding as of December 31, 2015	874,508	$5.95	1.8	$6,742
Granted	69,414	4.82	—	—
Released	—	—	—	—
Forfeited/expired	(9,899)	5.58	—	—
Outstanding as of June 30, 2016	934,023	$5.87	1.4	$3,064

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

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

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

We granted 217,900 stock options during the three and six months ended June 30, 2016. We granted 145,731 stock options during the three and six months ended June 30, 2015.

The following table presents the effects of stock-based compensation for stock options, RSU’s and ESPP shares during the periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Cost of revenue	$20	$2	$38	$3
Research and development	259	27	514	41
Sales and marketing	175	14	344	21
General and administrative	366	27	733	47
Total	$820	$70	$1,629	$112

Stock-based compensation expense capitalized to inventories was not material during the three and six months ended June 30, 2016 and 2015, respectively.

We did not realize any income tax benefit from stock option exercises in either of the periods presented due to recurring losses and valuation allowances.

As of June 30, 2016, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $0.5 million, and this amount is expected to be recognized over a weighted-average period of approximately 2 years.

As of June 30, 2016, the total unrecognized compensation cost related to RSU’s and ESPP was $4.4 million and $32,000, respectively, and these amounts are expected to be recognized over 1.6 years and 0.1 years, respectively.

Note 10. Income Taxes.

We recorded an income tax provision of $17,000 and $22,000 for the three months ended June 30, 2016 and 2015, respectively. We recorded an income tax provision of $31,000 and $71,000 for the six months ended June 30, 2016 and 2015, respectively. The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. The income tax provision reflects tax expense associated with state income tax, foreign taxes, uncertain tax positions and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. The decrease in the tax provision between 2016 and 2015 is primarily due to a decrease in foreign taxes and deferred tax expense associated with our deferred tax liability.

As of June 30, 2016, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period that such determination is made.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within the 12 months of June 30, 2016.

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

Note 11. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Shares not used in computing net loss per share as considered anti-dilutive:
Preferred stock	-	9,114,739	-	9,114,739
Stock options	988,059	744,855	988,059	744,855
Preferred stock warrants	-	112,532	-	112,532
Common stock warrants	411,514	218,618	411,514	218,618
Restricted stock units	934,023	-	934,023	-
	2,333,596	10,190,744	2,333,596	10,190,744

Note 12. Other Income (Expense), Net.

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Revaluation of convertible preferred stock warrant liability	$-	$72	$-	$81
Other income (expense)	(33)	335	(11)	208
Other income (expense), net	$(33)	$407	$(11)	$289

Note 13. Subsequent Events.

On July 7, 2016, the Company entered into a business financing agreement (“Credit Facility”) with a financial institution. The Credit Facility provides for (i) a term loan of up to $18.0 million and (ii) a revolving credit line advance in the aggregate amount of the lower of (x) $2.0 million and (y) 80% of certain of the Company’s receivables. The term loan made pursuant to the Credit Facility bears interest at a rate per annum equal to the greater of the prime rate or 3.5%, plus 0.75%, and matures in June 2019. The Company is also required to pay a facility fee of $150,000 upon entry into the Credit Facility and an additional $10,000 on July 7, 2017. The Company will make interest-only payments on the term loan from July 2016 through September 2016 and will make interest payments and principal payments in 33 equal monthly installments starting October 2016. Indebtedness we incur under this agreement is secured by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions.

          The Credit Facility contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, the Company may not permit the ratio of the balance of unrestricted cash deposited at the financial institution to

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

the total amounts owed with respect to the term loan to be less than 1.15 to 1.00. Upon an occurrence of an event of default, we could be required to pay interest on all outstanding obligations under the agreement at a rate of five percent above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement.

         Concurrently, on July 7, 2016, the Company terminated its term loan facility with another financial institution. In connection with termination and new borrowings under the new Credit Facility, the Company paid off all outstanding borrowings, accrued interest, and fees under the term loan facility.

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

Our revenue is derived from the sale of our NVM products, primarily our standard serial flash memory products, which represented substantially all of our revenue for the three months ended June 30, 2016. On September 28, 2012, we purchased certain flash memory product assets from Atmel Corporation, or Atmel. The products we acquired as part of the acquisition were approaching the end of their life cycle and experiencing annual revenue declines. While we provide support for these products, we have not invested further in their research and development. Revenue from these legacy products have declined to $0.3 million from $1.7 million for the six months ended June 30, 2016 and 2015, respectively. We expect that revenue from these products will continue to decline in the future. Since the acquisition, we have invested in developing new products that are better suited for low-power, high-growth applications, accelerated development of select products and introduced new products based on the acquired technology. In 2013, we introduced the first of our next-generation DataFlash and Fusion Flash products, which have similar functionality to our legacy products, but also offer enhanced features such as ultra-deep power down and wide supply voltage range operation. Revenue from our next-generation NVM products was $9.9 million and $9.8 million for the three months ended June 30, 2016 and 2015, respectively. We had been exclusively developing products based on Conductive Bridging RAM, or CBRAM, technology prior to the acquisition of assets from Atmel. Since then, we have continued to invest our resources into developing and enhancing our families of CBRAM-based products, although revenue associated with these products has not been material to date. We have made and continue to make these upfront investments because we believe that the introduction of any fundamentally new semiconductor technology must necessarily go through a lengthy customer evaluation process and several cycles of improvement in the field before it can be widely adopted or generate material revenue.

For the six months ended June 30, 2016, our products were sold to approximately 400 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 71% and 65% of our revenue from distributors during the six months ended June 30, 2016 and 2015, respectively. Sales to three distributors generated approximately 37% and 26% of our revenue during the six months ended June 30, 2016 and 2015, respectively. Additionally, we derived approximately 86% and 80% of our revenue internationally during the six months ended June 30, 2016 and 2015, respectively, the majority of which was recognized in the Asia Pacific, or APAC, region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped. Our headquarters are located in Sunnyvale, California, with additional sales operations in North America, Europe, the Middle East and Africa, or EMEA, and APAC regions. We recorded revenue of $10.3 million and $10.6 million, and net losses of $4.3 million and $1.8 million, for the three months ended June 30, 2016 and 2015, respectively. We recorded revenue of $20.5 million and $20.3 million, and net losses of $5.8 million and $4.0 million, for the six months ended June 30, 2016 and 2015, respectively.

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

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system cost of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements, qualified our NVM device for their products and placed an order for the purchase of our products. The number of our design wins has grown from 32 in 2013 to 65 in 2014 and to 135 in 2015, including 6, 63, and 125 design wins for new products, respectively. We had 86 new design wins during the first six months of 2016. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends.

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

Components of Our Results of Operations

Revenue

We derive substantially all of our revenue through the sale of our NVM products to OEMs and ODMs, primarily through distributors. We generated 71% and 65% of our revenue from distributors during the six months ended June 30, 2016 and 2015, respectively. We recognize revenue from product sales when persuasive evidence of an arrangement exists and all other revenue recognition criteria are met. We sell the majority of our products to distributors and generally recognize revenue when we ship the product directly to the distributors.

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

Provision for Income Taxes

Provision for income taxes consists primarily of U.S. federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future.

Comparison of the Three and Six months Ended June 30, 2016 and 2015 (in thousands, except percentage data):

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(unaudited)				(unaudited)
Revenue	$10,282	$10,600	$(318)	(3)%	$20,458	$20,290	$168	1%
Revenue by category of products
Legacy Products	-	830	(830)	(100)	267	1,738	(1,471)	(85)
New Products	10,282	9,770	512	5	20,191	18,552	1,639	9

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue by geography:
United States	12%	17%	14%	20%
Europe	13%	10%	14%	12%
Asia Pacific	74%	70%	70%	65%
Rest of world	1%	3%	2%	3%

Revenue decreased by $0.3 million, or 3%, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The decrease was due primarily to a decrease in sales of our data flash products. During the first three months of 2016, we began to see a slowdown in customer orders that we believe is due to reduced consumer demand in our end markets. This slowdown continued in the three months ended June 30, 2016 and may persist in future periods.

Revenue increased by $0.2 million, or 1%, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase was due primarily to an increase in sales of our data flash products in three months ended March 31, 2016.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(unaudited)				(unaudited)
Cost of revenue	$5,548	$6,406	$(858)	(13)%	$10,728	$12,236	$(1,508)	(12)%
Gross margin	4,734	4,194	540	13	9,730	8,054	1,676	21

Cost of revenue decreased by $0.9 million, or 13%, during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015 due primarily to a reduction in direct manufacturing costs. Cost of revenue decreased by $1.5 million, or 12%, during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015 due primarily to a reduction in direct manufacturing costs.

Gross margin increased by $0.5 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due primarily to improvements in our cost structure and a reduction in direct manufacturing expenses.

Gross margin increased by $1.7 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to improvements in our cost structure, favorable product mix, and an increase in sales of data flash products.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(unaudited)				(unaudited)
Operating expenses:
Research and development	$4,200	$3,132	$1,068	34%	$8,137	$6,096	$2,041	33%
Sales and marketing	2,842	2,086	756	36	5,445	4,063	1,382	34
General and administrative	1,690	822	868	106	3,398	1,670	1,728	103
Gain from settlement with former foundry supplier	-	-	-	-	(1,962)	-	(1,962)	NM
Total operating expenses	$8,732	$6,040	$2,692	45%	$15,018	$11,829	$3,189	27%

Research and Development. Research and development expense increased by $1.1 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, due to personnel-related expenses of $0.4 million, an increase in materials and supplies of $0.4 million, and an increase of facilities costs of $0.2 million. Research and development expense increased by $2.0 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, due to personnel-related expenses of $0.7 million, an increase in materials, supplies and third party project expenses of $0.6 million, an increase in expenses for outsourced research and development activities, which consisted primarily of fees for professional consultants, of $0.3 million, and an increase in facilities expense of $0.4 million.

Sales and Marketing. Sales and marketing expense increased by $0.8 million during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, mainly due to personnel-related expenses. Sales and marketing expense increased by $1.4 million during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, mainly due to personnel-related expenses.

General and Administrative. General and administrative expenses increased by $0.9 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, mainly due to personnel-related expenses of $0.7 million and insurance costs of $0.2 million. General and administrative expenses increased by $1.7 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, mainly due to personnel-related expenses of $1.3 million and public company-related costs, including insurance, of $0.5 million.

Gain from settlement with a former foundry supplier. During the six months ended June 30, 2016, we recognized a non-cash gain of $2.0 million resulting from settlement of a disputed liability with a former foundry supplier. We did not recognize a similar gain or loss during the six months ended June 30, 2015.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(unaudited)				(unaudited)
Interest expense, net	$(224)	(305)	$81	27%	$(482)	$(486)	$4	1%
Other income (expense), net	(33)	407	(440)	(108)	(11)	289	(300)	(104)
Total other income (expense), net	$(257)	$102	$(359)	(352)%	$(493)	$(197)	$(296)	(150)%

Interest expense, net decreased by $81,000 and $4,000 during the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015, due to decreased levels of debt outstanding.

Other income, net decreased by $0.4 million during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due primarily to a settlement in June 2015 with Atmel regarding certain funds held in escrow in connection with our purchase of assets from them.

Other income, net decreased by $0.3 million during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due primarily to a settlement in June 2015 with Atmel regarding certain funds held in escrow in connection with our purchase of assets from them.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(unaudited)				(unaudited)
Provision for income taxes	$17	$22	$(5)	(23)%	$31	$71	$(40)	(56)%

Provision for income taxes decreased by $5,000 and $40,000 during the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 due to a reduction in tax expense related to our foreign subsidiaries and deferred tax expense related to our deferred tax liability.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with gross proceeds from the sale of an aggregate of $78.5 million of convertible preferred stock, $22.5 million of term debt associated with the acquisition of the certain flash memory product assets from Atmel Corporation, net proceeds from our IPO on October 30, 2015 of $22.1 million and borrowings under our current Credit Facility of $19.6 million. Our principal source of liquidity as of June 30, 2016 consisted of cash and cash equivalents of $14.1 million. We did not have any borrowing capacity available under our term loan facility as of June 30, 2016. Our outstanding borrowings under this facility as of June 30, 2016 were $11.0 million. Substantially all of our cash and cash equivalents are held in the United States.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
Cash flows used in operating activities	$(4,836)	$(3,272)
Cash flows used in investing activities	(1,099)	(107)
Cash flows provided by (used in) financing activities	(2,977)	4,038

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

During the six months ended June 30, 2016, cash used in operating activities was $4.8 million, primarily from a net loss of $5.8 million and the impact of a $2.0 million non-cash gain resulting from a settlement with a former foundry supplier partially offset by non-cash charges of $1.6 million related to stock-based compensation expense and $1.0 million related to depreciation and amortization.

During the six months ended June 30, 2015, cash used in operating activities was $3.3 million, primarily from a net loss of $4.0 million and net changes in our operating assets and liabilities of $0.9 million partially offset by non-cash charges of $1.8 million primarily related to and stock based compensation, depreciation, and amortization.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases of property and equipment. We expect to continue to make significant capital expenditures to support continued growth of our business. During the six months ended June 30, 2016 and 2015, cash used in investing activities was $1.1 million and $0.1 million, respectively, due to purchases of equipment and leasehold improvements related to our new headquarter facility in Santa Clara, CA.

Cash Flows from Financing Activities

Cash flows from financing activities primarily include proceeds and payments related to our term loans and our credit facilities.

During six months ended June 30, 2016, cash used in financing activities was $3.0 million due to principal payments on outstanding loan obligations.

During six months ended June 30, 2015, cash provided by financing activities was $4.0 million due to $14.9 million of proceeds from the Opus term loan partially offset by repayments of $10.9 million on the line of credit and term loan held by Bridge Bank.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purpose.

Credit Facility

In April 2015, we entered into a three-year $15.0 million credit agreement, or the term loan facility. The agreement provides for a senior secured term loan facility, in an aggregate principal amount of up to $15.0 million to be used for general corporate purposes including working capital, to repay certain indebtedness and for capital expenditures and other expenses. Interest will accrue on any outstanding borrowings at a rate equal to (a) the higher of (i) the prime rate (as publicly announced from time to time by the Wall Street Journal) and (ii) 3.25% plus (b) (i) 1.00% if our cash and cash equivalents are greater than 125% of the outstanding principal of our borrowings under the term loan facility, or (ii) 2.00% if our cash and cash equivalents are less than or equal to 125% of such borrowings. Indebtedness we incur under this agreement is secured by substantially all of our assets and contains financial covenants requiring us to maintain a monthly asset coverage ratio of not less than 1.10 to 1.00, and quarterly adjusted EBITDA (measured on a trailing three-month basis) of $1 through June 30, 2016 and increasing to higher levels thereafter. Under the agreement, the quarterly EBITDA covenant is not applicable if the asset coverage ratio is met at all times during any particular quarter. The agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate and make acquisitions. Upon an occurrence of an event of default, we could be required to pay interest on all outstanding obligations under the agreement at a rate of five percent above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of June 30, 2016, we were in compliance with all financial covenants and restrictions and had gross borrowings of $11.0 million outstanding. We may not draw additional funds under the term loan facility and our borrowings mature on April 30, 2018.  On July 7, 2016, we terminated the term loan facility. In connection with termination and new borrowings under the new Credit Facility (as defined below), the Company paid off all outstanding borrowings, accrued interest, and fees under the term loan facility

On July 7, 2016, we entered into a business financing agreement (“Credit Facility”) with a financial institution. The Credit Facility provides for (i) a term loan of up to $18.0 million and (ii) a revolving credit line advance in the aggregate amount of the lower of (x) $2.0 million and (y) 80% of certain of our receivables. The term loan made pursuant to the Credit Facility bears interest at a rate per annum equal to the greater of the prime rate and 3.5%, plus 0.75%, and matures in June 2019. We are also required to pay a facility fee of $150,000 upon entry into the Credit Facility and an additional $10,000 on July 7, 2017. We will make interest-only payments on the term loan from July 2016 through September 2016 and will make principal and interest payments in 33 equal monthly installments starting October 2016.  Indebtedness we incur under this agreement is secured by substantially all of the assets of Adesto and its domestic subsidiaries, subject to certain customary exceptions.  The Credit Facility contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, we may not permit the ratio of the balance of unrestricted cash deposited at the financial institution to the total amounts owed with respect to the term loan to be less than 1.15 to 1.00. Upon an occurrence of an event of default, we could be required to pay interest on all outstanding obligations under the agreement at a rate of five percent above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of June 30, 2016:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$8,815	$601	$1,170	$3,639	$3,405
Inventory-related commitments (2)	3,121	3,121	—	—	—
Financing arrangements (3)	11,000	3,000	8,000	—	—
Joint Development and Manufacturing Agreement (4)	9,000	3,000	6,000	—	—
Licensing and Development Agreement (5)	900	750	150	—	—
Tenant improvements for new corporate headquarters (6)	2,040	2,040	—	—	—
Total contractual cash obligations	$34,876	$12,512	$15,320	$3,639	$3,405

(1)	Operating leases primarily relate to our leases of office space with terms expiring through July 31, 2023.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of June 30, 2016.
(3)	Financing arrangements represent debt maturities under our term loan facility.
(4)	Represents our commitments under the CBRAM Joint Development and Manufacturing Agreement executed on February 18, 2016 with TowerJazz Panasonic Semiconductor Company.
(5)	Represents our commitments under the Licensing and Development Agreement executed on April 21, 2016 with Semitech Semiconductor Pty, Ltd.
(6)	Payments for tenant improvements related to our new headquarters facility in Santa Clara, California, net of reimbursement from landlord.

As of June 30, 2016, we had a liability of $11,000 for uncertain tax positions.  In July 2016, we paid off all outstanding borrowings, accrued interest, and fees under the term loan facility with proceeds from our borrowings under the Credit Facility.  In July 2016, we borrowed $19.6 million under the Credit Facility.

Internal Control Over Financial Reporting

Our management and independent registered public accounting firm did not and were not required to perform an evaluation of our internal control over financial reporting as of and for the years ended December 31, 2015, 2014, and 2013 in accordance with the provisions of the JOBS Act.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2016 there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $14.1 million as of June 30, 2016, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross debt of $11.0 million offset by a debt discount of approximately $0.4 million, as of June 30, 2016. The outstanding debt relates to a term loan.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of June 30, 2016.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining our disclosure controls and procedures and determining the existence of a material weakness in such disclosure controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Our management (with the participation of our CEO and CFO) has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on this evaluation, as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

We have incurred net losses since our inception. We incurred net losses of $5.8 million, $8.4 million, $8.9 million, and $8.2 million for the six months ended June 30, 2016 and the years ended December 31, 2015, 2014 and 2013, respectively. As of June 30, 2016, we had an accumulated deficit of $88.4 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor memory industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

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

Borrowings under our $15.0 million credit facility are collateralized by substantially all of our assets. Our credit facility restricts our ability to, among other things:

•	dispose of or sell assets;
•	consolidate or merge with other entities;

•	incur additional indebtedness;
•	create liens on our assets;
•	pay dividends;
•	make investments;
•	enter into transactions with affiliates; and
•	redeem subordinated indebtedness.

These restrictions are subject to certain exceptions. In addition, our credit facility requires us to maintain a ratio of the balance of unrestricted cash deposited with the lender to the total amounts owed with respect to the term loan thereunder to be less than 1.15 to 1.00. The operating and financial restrictions and covenants in the credit facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants as we failed to do as of September 30, 2015. A breach of any of these covenants could result in a default under the credit facility, which could cause all of the outstanding indebtedness thereunder to either (i) become immediately due and payable or (ii) increase by five percent of the interest rate charged during the period of the unremedied breach

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On October 30, 2015, we completed our initial public offering in which we sold 5,000,000 shares of common stock at a price to the public of $5.00 per share. On November 4, 2015 we completed the sale of an additional 192,184 shares of common stock pursuant to the underwriters’ over-allotment option. The aggregate offering price for shares sold by us in the offering was approximately $26.0 million. The offer of up to 5,750,000 shares in the initial public offering, for a proposed maximum aggregate offering price of $28.75 million, were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-206940) that was declared effective by the Securities and Exchange Commission on October 26, 2015. Needham & Company, LLC, Oppenheimer & Co. Inc. and Roth Capital Partners, LLC were the underwriters for the offering. Following the sale of 5,192,184 shares in connection with the closing of the initial public offering and the sale of the shares subject to the over-allotment option, the offering terminated. We raised approximately $22.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $1.9 million and other offering expenses of approximately $1.9 million.  As of June 30, 2016, we had used approximately $8.0 million of the estimated aggregate net proceeds from our initial public offering: to fund working capital and general corporate requirements in the ordinary course of business. The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.  We intend to use the net proceeds from the initial public offering for additional working capital and other general corporate purposes, including research and development activities, sales and marketing activities and capital expenditures, to enhance existing and develop new products and product families, expand our manufacturing capabilities or fund our growth.

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

Adesto Technologies Corporation

Dated: August 15, 2016	By:	/s/ Ron Shelton
Ron Shelton Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX—101.INS	XBRL Instance Document

EX—101.SCH	XBRL Taxonomy Extension Schema

EX—101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX—101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX—101.LAB	XBRL Taxonomy Extension Label Linkbase

EX—101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+

This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.