Form 10-Q
period 2016-09-30
ADESTO TECHNOLOGIES Corp
filed 2016-11-14
CIK 1395848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

3600 Peterson Way

Santa Clara, CA 95054

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2016
Common Stock, $0.0001 par value per share	15,489,951 shares

ADESTO TECHNOLOGIES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

Adesto Technologies Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$21,377	$23,089
Accounts receivable, net	5,008	6,536
Inventories	7,907	7,368
Prepaid expenses	436	1,155
Other current assets	1,216	1,186
Total current assets	35,944	39,334
Property and equipment, net	6,218	909
Intangible assets, net	8,632	9,559
Other non-current assets	218	114
Goodwill	22	22
Total assets	$51,034	$49,938
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,804	$9,680
Income taxes payable	95	52
Accrued compensation and benefits	1,341	893
Accrued expenses and other current liabilities	1,718	1,413
Term loan, current	6,456	5,606
Total current liabilities	17,414	17,644
Line of credit	2,000	-
Term loan	11,395	7,814
Deferred rent, non-current	2,924	—
Deferred tax liability, non-current	2	1
Total liabilities	33,735	25,459
Commitments and contingencies (See Note 7)
Stockholders' equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 15,056,034 and 14,974,718 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	109,913	107,167
Accumulated other comprehensive loss	(182)	(146)
Accumulated deficit	(92,434)	(82,544)
Total stockholders' equity	17,299	24,479
Total liabilities and stockholders' equity	$51,034	$49,938

(1)	The condensed consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements.

Adesto Technologies Corporation

Condensed Consolidated Statements of Operations

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$11,180	11,143	$31,638	31,433
Cost of revenue	5,803	6,110	16,531	18,346
Gross profit	5,377	5,033	15,107	13,087
Operating expenses:
Research and development	4,390	3,217	12,527	9,313
Sales and marketing	2,870	2,126	8,315	6,189
General and administrative	1,586	919	4,984	2,589
Gain from settlement with former foundry supplier	-	-	(1,962)	-
Total operating expenses	8,846	6,262	23,864	18,091
Loss from operations	(3,469)	(1,229)	(8,757)	(5,004)
Other income (expense):
Interest expense, net	(576)	(336)	(1,058)	(822)
Other income (expense), net	(18)	494	(29)	783
Total other income (expense), net	(594)	158	(1,087)	(39)
Loss before provision for income taxes	(4,063)	(1,071)	(9,844)	(5,043)
Provision for income taxes	15	5	46	76
Net loss	$(4,078)	(1,076)	$(9,890)	(5,119)
Net loss per share
Basic and diluted	$(0.27)	$(1.90)	$(0.66)	$(9.11)
Weighted average number of shares used in computing net loss per share
Basic and diluted	15,034,475	564,896	14,997,417	562,110

See accompanying Notes to Condensed Consolidated Financial Statements.

Adesto Technologies Corporation

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(4,078)	$(1,076)	$(9,890)	$(5,119)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(19)	45	(36)	(143)
Comprehensive loss, net of tax	$(4,097)	$(1,031)	$(9,926)	$(5,262)

See accompanying Notes to Condensed Consolidated Financial Statements.

Adesto Technologies Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,890)	$(5,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,508	197
Depreciation and amortization	684	1,173
Amortization of intangible assets	927	927
Amortization of debt discount	606	355
Deferred income taxes	1	9
Gain from settlement with former foundry supplier	(1,962)	—
Changes in fair value of preferred stock warrant liability	—	(522)
Changes in assets and liabilities:
Accounts receivable	1,528	(2,516)
Inventories	(539)	472
Prepaid expenses and other assets	619	(1,521)
Accounts payable	(1,037)	1,644
Income taxes payable	43	—
Accrued compensation and benefits	448	102
Accrued expenses, other liabilities, and deferred rent	703	633
Net cash used in operating activities	(5,361)	(4,166)
Cash flows from investing activities:
Acquisition of property and equipment	(2,358)	(388)
Net cash used in investing activities	(2,358)	(388)
Cash flows from financing activities:
Proceeds from issuance of common stock	238	10
Proceeds from term loan, net of fees	17,825	14,903
Proceeds (payments) on revolving line of credit	2,000	(4,273)
Payments on term loan	(14,000)	(6,600)
Net cash provided by financing activities	6,063	4,040
Effect of exchange rates on cash and equivalents	(56)	(121)
Net decrease in cash and cash equivalents	(1,712)	(635)
Cash and cash equivalents - beginning of period	23,089	5,972
Cash and cash equivalents - end of period	$21,377	$5,337
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$494	$521
Supplemental disclosures of non-cash investing information:
Purchase of property and equipment included in accounts payable	$1,123	$863

See accompanying Notes to Condensed Consolidated Financial Statements.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies.

Organization and Nature of Operations.

Adesto Technologies Corporation (together with its subsidiaries; “Adesto”, “we”, “our”, “us” or the “Company”) was incorporated in the state of California in January 2006 and reincorporated in Delaware in October 2015. We are a leading provider of application-specific and ultra-low power non-volatile memory (“NVM”) products. Our corporate headquarters are located in Santa Clara, California.

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

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to complete annual financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, for any other interim period or for any other future year.

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

We also monitor collectibility of accounts receivable primarily through review of our accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, record a charge in the period such determination is made. As of September 30, 2016 and December 31, 2015, there was no allowance for doubtful accounts.

Shipping Costs.

We charge shipping costs to cost of revenue as incurred.

Product Warranty.

Our products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During the year ended December 31, 2015, we recorded $250,000 for a specific potential warranty claim. During the nine months ended September 30, 2016, approximately $41,000 has been incurred relating to this potential warranty claim. As of September 30, 2016, the warranty accrual was $209,000.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. Net gains or losses from foreign currency translation of assets and liabilities were a loss of $19,000  and a gain of $45,000 for the three months ended September 30, 2016 and 2015, respectively. Net gains or losses from foreign currency translation of assets and liabilities were a loss of $36,000  and a loss of $0.1 million for the nine months ended September 30, 2016 and 2015, respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive loss, net of tax, a component of stockholders’ equity. Net gains and losses arising from transactions denominated in currencies other than the functional currency were a loss of $18,000 and a loss of $20,000 for the three months ended September 30, 2016 and 2015, respectively. Net gains and losses arising from transactions denominated in currencies other than the functional currency were a loss of $29,000 and a loss of $20,000 for the nine months ended September 30, 2016 and 2015, respectively, and are included in other income (expense), net in the condensed consolidated statements of operations.

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

(unaudited)

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. As a result of our favorable collection experience and customer concentration, there was no allowance for doubtful accounts as of September 30, 2016 and December 31, 2015.

Customer concentrations as a percentage of revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Customer A	12%	13%	14%	14%
Customer B	*	11%	11%	*
Customer C	*	12%	*	*
Customer D	10%	12%	10%	10%

*	less than 10%

Customer concentrations as a percentage of gross accounts receivable were as follows:

	September 30,	December 31,
	2016	2015
Customer A	16%	16%
Customer B	13%	13%
Customer C	12%	*
Customer D	*	14%
Customer E	*	10%

*	less than 10%

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted. We adopted this guidance on our consolidated financial statements with no effect in the first quarter of 2016.

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, ASC Topic 230.  This ASU is a clarification of how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  This update provides guidance on eight identified issues: 1) debt prepayment or extinguishment costs, 2) settlement of zero-coupon debt, 3) contingent consideration for payments, 4) proceeds from settlement of insurance claims, 5) proceeds from settlement of corporate-owned life insurance policies, 6) distributions from equity method investees, 7) beneficial interests in securitization transactions, and 8) separately identifiable cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.

Note 2. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accounts receivable	$7,844	$10,936
Allowance for SSDs, price protection, rights of return and other activities	(2,836)	(4,400)
Total accounts receivable, net	$5,008	$6,536

Inventories.

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$330	$1,149
Work-in-process	6,388	4,844
Finished goods	1,189	1,375
Total inventories	$7,907	$7,368

For the three months ended September 30, 2016 and 2015, we realized a benefit of $0.1 million and $0.3 million, respectively, from the sales of previously reserved products.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the nine months ended September 30, 2016 and 2015, we realized benefits of $0.8 million and $1.0 million, respectively, from the sales of previously reserved products.

Other current assets.

Other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Foreign research credit receivable	$1,097	$1,063
Other current assets	119	123
Total other current assets	$1,216	$1,186

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Machinery and equipment	$7,238	$6,627
Furniture and fixtures	77	77
Leasehold improvements	4,200	141
Computer software	668	668
Construction in progress	1,247	52
Property and equipment, at cost	13,430	7,565
Accumulated depreciation and amortization	(7,212)	(6,656)
Property and equipment, net	$6,218	$909

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2016 was $0.3 million and $0.7 million, respectively.

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2015 was $0.3 million and $1.2 million, respectively.

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Accrued sales commission payable	$393	$300
Accrued manufacturing expenses	64	271
Deferred rent	379	196
Other accrued liabilities	882	646
Total accrued expenses and other current liabilities	$1,718	$1,413

Note 3. Fair Value Measurements.

Fair value is defined as the exchange price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
As of September 30, 2016
Assets:
Money market funds	$—	$18,005	$—	$18,005

As of December 31, 2015
Assets:
Money market funds	$—	$20,007	$—	$20,007

As of September 30, 2016 and December 31, 2015, we had no financial liabilities measured at fair value on a recurring basis.

Note 4. Purchased Intangible Assets.

In 2012, in connection with our purchase of the serial flash memory product line assets from Atmel Corporation, we recorded $16.4 million of intangible assets.

Intangible assets were as follows (in thousands):

	September 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,282	$1,713	$2,569
Customer relationships	9,011	3,003	6,008
Customer backlog	2,779	2,779	—
Non-compete agreement	282	227	55
Total intangible assets subject to amortization	$16,354	$7,722	$8,632

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

	December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,282	$1,392	$2,890
Customer relationships	9,011	2,440	6,571
Customer backlog	2,779	2,779	—
Non-compete agreement	282	184	98
Total intangible assets subject to amortization	$16,354	$6,795	$9,559

We recorded amortization expense related to the acquisition-related intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expense category:
Research and development	$121	$121	$363	$363
Sales and marketing	188	188	564	564
Total	$309	$309	$927	$927

The estimated future amortization expense of acquisition-related intangible assets subject to amortization after September 30, 2016 is as follows (in thousands):

Year Ended December 31,
2016 (remaining 3 months)	$309
2017	1,221
2018	1,179
2019	1,179
2020	1,179
Thereafter	3,565
Total	$8,632

Note 5. Borrowings.

Bridge Bank Loan.

In October 2013, we entered into the Business Financing Agreement (the “BFA”) with Bridge Bank N.A. The BFA consisted of both a revolving credit facility under which we were permitted to borrow up to 80% of eligible accounts receivable but not to exceed $7.5 million and a term loan in the amount of $9.0 million. Interest on the revolving credit facility accrued at the bank’s prime rate, which under the BFA could not have been less than 3.25%, plus 1.25% while interest on the term loan accrues at the bank’s prime rate plus 3%. Under the term loan, we were required to make interest only payments through April 2014 and principal payments of $300,000 monthly thereafter plus interest. Borrowings under the BFA were collateralized by all of our assets and were subject to certain financial covenants, including maintaining minimum levels of EBITDA on a quarterly basis and a certain minimum asset coverage ratio based on the ratio of unrestricted cash plus certain accounts receivable to total outstanding under the agreement.

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Opus Bank Term Loan.

In April 2015, we entered into a three-year $15.0 million credit agreement, or the term loan facility. The agreement provided for a senior secured term loan facility, in an aggregate principal amount of up to $15.0 million to be used for general corporate purposes including working capital, to repay certain indebtedness and for capital expenditures and other expenses. Interest accrued on outstanding borrowings at a rate equal to (a) the higher of (i) the prime rate (as publicly announced from time to time by the Wall Street Journal) and (ii) 3.25% plus (b) (i) 1.00% if our cash equivalents are greater than 125% of the outstanding principal of our borrowings under the term loan facility, or (ii) 2.00% if our cash and cash equivalents are less than or equal to 125% of such borrowings. Indebtedness we incurred under this agreement was collateralized by substantially all of our assets and the agreement contained financial covenants requiring us to maintain a monthly asset coverage ratio after September 30, 2015 of not less than 1.10 to 1.00, and quarterly adjusted EBITDA (measured on a trailing three-month basis) of $1 through September 30, 2016 and increasing to higher levels thereafter. Under the agreement, the quarterly EBITDA covenant was not applicable if the asset coverage ratio is met at all times during any particular quarter. The agreement contained customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate and make acquisitions. Upon an occurrence of an event of default, we could be required to pay interest on all outstanding obligations under the agreement at a rate of 5% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement.

Borrowings of $14.0 million under this facility were repaid in full in July, 2016.

In connection with the term loan facility, Opus Bank received a warrant to purchase 31,897 shares of Series E convertible preferred stock. Upon the completion of our IPO on October 30, 2015 the preferred stock warrants were converted into 315,282 of our common stock warrants. In addition, we paid financing costs of $0.1 million. The financing costs and the value of the warrant, $0.9 million, were recorded as a debt discount and were being amortized over the life of the agreement. Amortization of debt discount was $0.2 million for the six months ended in June 30, 2016. In connection with the repayment of this facility, the remaining unamortized debt discount of $0.4 million was recorded as interest expense in the condensed consolidated statements of operations.

Bridge Bank Term Loan

On July 7, 2016, the Company entered into a business financing agreement (“Credit Facility”) with Bridge Bank N.A. The Credit Facility provides for (i) a term loan of up to $18.0 million and (ii) a revolving credit line advance in the aggregate amount of the lower of (x) $2.0 million and (y) 80% of certain of the Company’s receivables. The term loan made pursuant to the Credit Facility bears interest at a rate per annum equal to the greater of the prime rate or 3.5%, plus 0.75%, and matures in June 2019.  The line of credit bears interest at a rate per annual equal to the greater of the prime rate or 3.5% plus 0.50%, and matures in July 2018.The Company will make interest-only payments on the term loan from July 2016 through September 2016 and will make interest payments and principal payments in 33 equal monthly installments starting October 2016. Indebtedness we incur under this agreement is collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. The Company paid a facility fee of $150,000 upon entry into the Credit Facility and an additional $10,000 is due on July 7, 2017 as well as $25,000 diligence fee. These fees have been recorded as a debt discount and are being amortized over the life of the agreement. During the three and nine months ended September 30, 2016, amortization of debt discount was $26,000 and the unamortized debt discount was $149,000 as of September 30, 2016.

The Credit Facility contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, the Company may not permit the ratio of the balance of unrestricted cash deposited at the financial institution to the total amounts owed with respect to the term loan to be less than 1.15 to 1.00. Upon an occurrence of an event of default, we could be required to pay interest on all outstanding obligations under the agreement at a rate of 5% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of September 30, 2016, we were in compliance with all financial covenants and restrictions.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Outstanding borrowings consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Term loan, current	$6,456	$5,606
Term loan, non-current	11,395	7,814
Line of credit	2,000	—
Total	$19,851	$13,420

Future repayments on outstanding borrowings (excluding unamortized discount of $149,000 as of September 30, 2016) are as follows (in thousands):

Year ending December 31,
2016 (remaining 3 months)	$1,636
2017	6,545
2018	8,545
2019	3,274
$20,000

Interest expense incurred under our borrowings was $0.6 million and $1.1 million for the three and nine months ended September 30, 2016, respectively.

Interest expense incurred under our borrowings was $0.3 million and $0.8 million for the three and nine months ended September 30, 2015, respectively.

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$1,873	$2,332	$4,780	$6,313
Rest of Americas	64	178	335	512
Europe	1,466	1,321	4,313	3,846
Asia Pacific	7,730	7,251	21,979	20,512
Rest of world	47	61	231	250
Total	$11,180	$11,143	$31,638	$31,433

Long-lived assets are attributed to the geographic region were they are located. Long-lived assets by geographic region were as follows (in thousands):

	September 30,	December 31,
	2016	2015
United States	$5,661	$369
Asia Pacific	555	538
Europe	2	2
Total property and equipment, net	$6,218	$909

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7. Commitments and Contingencies.

Operating Leases.

On November 2, 2015, the Company extended the lease for its former headquarters by six months to July 2016 by entering into that certain Amendment to Commercial Sublease, (“Amendment”) dated November 2, 2015, between the Company and eGain Corporation. The Amendment provides for a base rent during the extension period of $47,087 per month. Subsequently, we extended the lease to August 31, 2016.

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

Pursuant to the lease, monthly base rental payments due under the lease are approximately $93,000 per month between August 1, 2016 and February 27, 2017, with annual increases of approximately 3% thereafter. The Company must also pay for certain other operating costs under the lease, including operating expenses, taxes, assessments, insurance, utilities, securities and property management fees. Peterson Ridge LLC is obligated to reimburse the Company for up to $2,521,051 of the Company’s out-of-pocket costs associated with any tenant improvements, as defined in the lease. The Company was reimbursed for this amount during the three months ended September 30, 2016.

Rent expense under operating leases was $0.4 million and $1.5 million for three and nine months ended September 30, 2016, respectively.

Rent expense under operating leases was $0.2 million and $0.6 million for three and nine months ended September 30, 2015, respectively.

	Total	Remaining 2016	2017	2018	2019	2020	Thereafter
	(in thousands)
Operating leases	$8,512	$298	$1,170	$1,177	$1,213	$1,249	$3,405

Capital Leases.

We have entered into various lease agreements for equipment and software under capital leases with terms of between 24 to 48 months. The equipment and software under the leases are collateral for the lease obligations and are included within property and equipment, net, on the condensed consolidated balance sheets. There is no future minimum commitments for capital leases as of September 30, 2016.

Obligations under capital leases are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Equipment acquired under capital leases is included in property and equipment, net and consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015

Computer software	$108	$108
Office equipment	49	49
Production equipment	44	44
Total	201	201
Accumulated depreciation and amortization	(201)	(189)
Property and equipment, net	$—	$12

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Purchase Commitments.

As of September 30, 2016, we had purchase commitments with our third-party foundries of $1.5 million due within one year, $0.9 million for a licensing and development agreement, and $8.3 million in conjunction with an agreement with TowerJazz Panasonic Semiconductor Company.

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

Note 8. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We are authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share.  Each holder of common stock is entitled to one vote per share. The holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors.

Common Stock Reserved for Future Issuance.

As of September 30, 2016 and December 31, 2015, we had reserved shares of common stock for future issuances as follows:

	September 30,	December 31,
	2016	2015
Warrants to purchase common stock	411,514	411,514
Stock option plan:
Options outstanding	984,386	796,356
Options available for future grants	1,612,318	1,814,846
Shares available for ESPP	81,355	149,747
Total	3,089,573	3,172,463

Upon completion of our IPO on October 30, 2015, all outstanding shares of our preferred stock were converted into 9,114,739 shares of common stock.

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

Common Stock Warrants.

The following common stock warrants were outstanding as of September 30, 2016 and December 31, 2015 and were the result of a conversion of preferred stock warrants upon the completion of our IPO on October 30, 2015.

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

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Under our 2015 Employee Stock Purchase Plan, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. Eligible employees will be able to select a rate of payroll deduction up to 15% of their base cash compensation. The purchase price for shares of our common stock purchased under our 2015 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. Except for the first offering period, each offering period will run for no more than six months, with purchases occurring every six months. The first offering period began upon the effective date of our IPO and was originally set to end on June 30, 2016. On May 25, 2016, the Board of Directors extended the initial offering period to July 31, 2016. Subsequent purchase periods will be 6 months in duration beginning on August 1, 2016. On July 29, 2016, we issued 68,392 shares of common stock in conjunction with the end date of the initial purchase window.

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

A summary of stock option and restricted stock units activity under the 2007 Plan and the 2015 Equity Incentive Plan is as follows:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2014	604,412	$1.57	6.8	$—
Granted	202,662	5.18
Exercised	(5,952)	1.67
Canceled	(4,766)	2.31
Outstanding as of December 31, 2015	796,356	$2.49	6.5	$4,157
Granted	217,900	3.48
Exercised	(12,924)	1.80
Canceled	(16,946)	3.58
Outstanding as of September 30, 2016	984,386	$2.70	6.6	$—
Options vested and expected to vest as of September 30, 2016	966,899	$2.68	6.6	$—
Options vested and exercisable as of September 30, 2016	673,259	$2.16	5.5	$40

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Restricted stock units
	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2014	—	—	—	—
Granted	880,072	$5.95	—	—
Released	—	—	—	—
Forfeited/expired	(5,564)	5.95	—	—
Outstanding as of December 31, 2015	874,508	$5.95	1.8	$6,742
Granted	69,414	4.82	—	—
Released	—	—	—	—
Forfeited/expired	(12,048)	5.64	—	—
Outstanding as of September 30, 2016	931,874	$5.87	0.4	$2,069

Note 9. Stock-based Compensation.

We record stock-based compensation for stock options based on fair value as of the grant date using the Black-Scholes option-pricing model. The fair value of restricted stock units equals the market value of the underlying stock on the date of grant. We recognize such costs as compensation expense on a straight-line basis over the employee’s requisite service period, which is generally four years. Our valuation assumptions are as follows:

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

(unaudited)

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Volatility	-	40%	51%	40%
Expected dividend yield	-	-	-	-
Risk-free rate	-	1.53%	1.34%	1.59%
Expected term (in years)	-	5.90	5.65	5.46
Weighted average grant date FV	-	$4.01	$1.67	$2.76

We did not grant any stock options during the three months ended September 30, 2016. We granted 217,900 stock options during the nine months ended September 30, 2016. We granted 55,454 and 201,185 stock options during the three and nine months ended September 30, 2015, respectively.

The following table presents the effects of stock-based compensation for stock options, RSU’s and ESPP shares during the periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue	$22	$3	$60	$6
Research and development	273	26	787	66
Sales and marketing	186	16	530	37
General and administrative	398	40	1,131	88
Total	$879	$85	$2,508	$197

Stock-based compensation expense capitalized to inventories was not material during the three and nine months ended September 30, 2016 and 2015, respectively.

We did not realize any income tax benefit from stock option exercises in any of the periods presented due to recurring losses and valuation allowances.

As of September 30, 2016, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $0.6 million, and this amount is expected to be recognized over a weighted-average period of approximately 1.9 years.

As of September 30, 2016, the total unrecognized compensation cost related to RSU’s and ESPP was $3.0 million and $58,000, respectively, and these amounts are expected to be recognized over 1.2 years and 0.3 years, respectively.

Note 10. Income Taxes.

We recorded an income tax provision of $15,000 and $5,000 for the three months ended September 30, 2016 and 2015, respectively. We recorded an income tax provision of $46,000 and $76,000 for the nine months ended September 30, 2016 and 2015, respectively. The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. The income tax provision reflects tax expense associated with state income tax, foreign taxes, uncertain tax positions and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. The decrease in the tax provision between 2016 and 2015 is primarily due to a decrease in foreign taxes and deferred tax expense associated with our deferred tax liability.

As of September 30, 2016, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes historical operating

Adesto Technologies Corporation

Notes to Condensed Consolidated Financial Statements

(unaudited)

performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period that such determination is made.

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of September 30, 2016.

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

Note 11. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Shares not used in computing net loss per share as considered anti-dilutive:
Preferred stock	-	9,114,739	-	9,114,739
Stock options	984,386	796,147	984,386	796,147
Preferred stock warrants	-	411,499	-	411,499
Common stock warrants	411,514	218,618	411,514	218,618
Restricted stock units	931,874	-	931,874	-
	2,327,774	10,541,003	2,327,774	10,541,003

Note 12. Other Income (Expense), Net.

Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Revaluation of convertible preferred stock warrant liability	$-	$441	$-	$522
Other income (expense)	(18)	53	(29)	261
Other income (expense), net	$(18)	$494	$(29)	$783

Note 13. Subsequent Events.

None

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

Our revenue is derived from the sale of our NVM products, primarily our standard serial flash memory products, which represented substantially all of our revenue for the three months ended September 30, 2016. On September 28, 2012, we purchased certain flash memory product assets from Atmel Corporation, or Atmel. The products we acquired as part of the acquisition were approaching the end of their life cycle and experiencing annual revenue declines. While we provide support for these products, we have not invested further in their research and development. Revenue from these legacy products have declined to $0.4 million from $2.6 million for the nine months ended September 30, 2016 and 2015, respectively and we expect no material revenue from these products in the future. Since the acquisition, we have invested in developing new products that are better suited for low-power, high-growth applications, accelerated development of select products and introduced new products based on the acquired technology. In 2013, we introduced the first of our next-generation DataFlash and Fusion Flash products, which have similar functionality to our legacy products, but also offer enhanced features such as ultra-deep power down and wide supply voltage range operation. Revenue from our next-generation NVM products was $11.1 million and $10.3 million for the three months ended September 30, 2016 and 2015, respectively, and $31.3 million and $28.9 million for the nine months ended September 30, 2016 and 2015, respectively. We had been exclusively developing products based on Conductive Bridging RAM, or CBRAM, technology prior to the acquisition of assets from Atmel. Since then, we have continued to invest our resources into developing and enhancing our families of CBRAM-based products, although revenue associated with these products has not been material to date. We have made and continue to make these upfront investments because we believe that the introduction of any fundamentally new semiconductor technology must necessarily go through a lengthy customer evaluation process and several cycles of improvement in the field before it can be widely adopted or generate material revenue.

For the nine months ended September 30, 2016, our products were sold to approximately 400 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 66% and 68% of our revenue from distributors during the three months ended September 30, 2016 and 2015, respectively, and 69% and 67% of our revenue from distributors during the nine months ended September 30, 2016 and 2015, respectively. Sales to three distributors generated approximately 32% and 25% of our revenue during the three months ended September 30, 2016 and 2015, respectively, and 37% and 25% of our revenue during the nine months ended September 30, 2016 and 2015, respectively. Additionally, we derived approximately 83% and 79% of our revenue internationally during the three months ended September 30, 2016 and 2015, respectively and 85% and 80% of our revenue internationally during the nine months ended September 30, 2016 and 2015, respectively, the majority of which was recognized in the Asia Pacific, or APAC, region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped. Our headquarters are located in Santa Clara, California, with additional sales operations in North America, Europe, the Middle East and Africa, or EMEA, and APAC regions. We recorded revenue of $11.2 million and $11.1 million, and net losses of $4.1 million and $1.1 million, for the three months ended September 30, 2016 and 2015, respectively, and $31.6 million and $31.4 million, and net losses of $9.9 million and $5.1 million, for the nine months ended September 30, 2016 and 2015, respectively.

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

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system cost of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements, qualified our NVM device for their products and placed an order for the purchase of our products. The number of our design wins has grown from 32 in 2013 to 65 in 2014 and to 135 in 2015, including 6, 63, and 125 design wins for new products, respectively. We had more than 150 new design wins during the first nine months of 2016. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends.

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

Investment in growth. We have invested, and intend to continue to invest, in expanding our operations, increasing our headcount, developing our products and differentiated technologies to support our growth and expanding our infrastructure. We expect our total operating expenses to increase in the foreseeable future to meet our growth objectives. We plan to continue to invest in our sales and support operations throughout the world, with a particular focus in the near term of adding additional sales and field applications personnel in APAC to further broaden our support and coverage of our existing customer base, in addition to developing new customer relationships and generating design wins. We also intend to continue to invest additional resources in research and development to support the development of our products and differentiated technologies. Any investments we make in our sales and marketing organization or research and development will occur in advance of experiencing any benefits from such investments, and the return on these investments may be lower than we expect. In addition, as we invest in expanding our operations internationally, our business and results will become further subject to the risks and challenges of international operations, including higher operating expenses and the impact of legal and regulatory developments outside the United States.

Components of Our Results of Operations

Revenue

We derive substantially all of our revenue through the sale of our NVM products to OEMs and ODMs, primarily through distributors. We generated 69% and 67% of our revenue from distributors during the nine months ended September 30, 2016 and 2015, respectively. We recognize revenue from product sales when persuasive evidence of an arrangement exists and all other revenue recognition criteria are met. We sell the majority of our products to distributors and generally recognize revenue when we ship the product directly to the distributors.

Because our distributors market and sell their products worldwide, our revenue by geographic location is not necessarily indicative of where our customers’ product sales and design win activity occur, but rather of where their manufacturing operations occur.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs paid to our third-party manufacturers for wafer fabrication, assembly and testing of our NVM products, write-downs of inventory for excess and obsolete inventories including write-downs of inventory for products based on CBRAM technology and accruals for future losses on CBRAM wafer purchase commitments to the extent our costs exceed the market price for such products. To a lesser extent, cost of revenue also includes depreciation of test equipment and expenses relating to manufacturing support activities, including personnel-related costs, logistics, and quality assurance and shipping.

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

Comparison of the Three and Nine months Ended September 30, 2016 and 2015 (in thousands, except percentage data):

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
Revenue	11,180	11,143	37	-	31,638	31,433	205	1
Revenue by category of products
Legacy Products	89	818	(729)	(89)	356	2,556	(2,200)	(86)
New Products	11,091	10,325	766	7	31,282	28,877	2,405	8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue by geography:
United States	17%	21%	15%	20%
Europe	13%	12%	14%	12%
Asia Pacific	69%	65%	69%	65%
Rest of world	1%	2%	2%	3%

Revenue increased by $37,000, or less than 1%, during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase was due primarily to an increase in sales of our Fusion Flash products. During the first three months of 2016, we began to see a slowdown in customer orders that we believe is due to reduced consumer demand in our end markets. This slowdown may persist in future periods.

Revenue increased by $0.2 million, or 1%, during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase was due primarily to an increase in sales of our Data Flash and Fusion Flash products offset by reductions in sales of our Standard Flash products.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
Cost of revenue	$5,803	$6,110	$(307)	(5)%	$16,531	$18,346	$(1,815)	(10)%
Gross profit	5,377	5,033	344	7	15,107	13,087	2,020	15

Cost of revenue decreased by $0.3 million, or 5%, during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015 due primarily to a reduction in direct manufacturing costs as a result of a favorable product mix towards our Fusion Flash products. Cost of revenue decreased by $1.8 million, or 10%, during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015 due primarily to a reduction in direct manufacturing costs.

Gross profit increased by $0.3 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due primarily to improvements in our cost structure as a result of a favorable product mix and a reduction in direct manufacturing expenses.

Gross profit increased by $2.0 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to improvements in our cost structure, favorable product mix, and an increase in sales of our Data Flash and Fusion Flash products.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
Operating expenses:
Research and development	$4,390	$3,217	$1,173	36%	$12,527	$9,313	$3,214	35%
Sales and marketing	2,870	2,126	744	35	8,315	6,189	2,126	34
General and administrative	1,586	919	667	73	4,984	2,589	2,395	93
Gain from settlement with former foundry supplier	-	-	-	-	(1,962)	-	(1,962)	NM
Total operating expenses	$8,846	$6,262	$2,584	41%	$23,864	$18,091	$5,773	32%

Research and Development. Research and development (“R&D”) expense increased by $1.2 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, due to personnel-related expenses of $0.3 million, an increase in materials and supplies of $0.6 million, an increase of outsourced R&D of $0.1 million, and an increase of facilities costs of $0.2 million. R&D expense increased by $3.2 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, due to personnel-related expenses of $1.0 million, an increase in materials, supplies and third party project expenses of $1.0 million, an increase in expenses for outsourced R&D activities, which consisted primarily of fees for professional consultants, of $0.5 million, and an increase in facilities expense of $0.7 million.

Sales and Marketing. Sales and marketing expense increased by $0.7 million during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, due to personnel-related expenses of $0.6 million and an increase of facilities expense of $0.1 million. Sales and marketing expense increased by $2.1 million during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, due to personnel-related expenses of $1.5 million, an increase in travel expenses of $0.1 million, an increase in outside services of $0.1 million, and an increase in facilities expenses of $0.4 million.

General and Administrative. General and administrative expenses increased by $0.7 million during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, mainly due to an increase in personnel-related expenses of $0.6 million and facilities expenses of $0.1 million. General and administrative expenses increased by $2.4 million during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, mainly due to increases in personnel-related expenses of $1.7 million, public company-related costs of $0.3 million, and facilities related expenses of $0.4 million.

Gain from settlement with a former foundry supplier. During the nine months ended September 30, 2016, we recognized a non-cash gain of $2.0 million resulting from settlement of a disputed liability with a former foundry supplier. We did not recognize a similar gain or loss during the nine months ended September 30, 2015.

Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
Interest expense, net	$(576)	(336)	$(240)	(71)%	$(1,058)	$(822)	$(236)	(29)%
Other income (expense), net	(18)	494	(512)	(104)	(29)	783	(812)	(104)
Total other income (expense), net	$(594)	$158	$(752)	(476)%	$(1,087)	$(39)	$(1,048)	(2,687)%

Interest expense, net increased by $0.2 million and $0.2 million during the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015, due to a write off of unamortized debt discount associated with the repayment in full of our Opus Bank loan.

Other income (expense), net decreased by $0.5 million during the three months ended September 30, 2016 due primarily to the recording of a reduction in our liability associated with preferred stock warrants during the three months ended September 30, 2015.

Other income (expense), net decreased by $0.8 million during the nine months ended September 30, 2016 due primarily to the recording of a reduction in our liability associated with preferred stock warrants along with the settlement with Atmel regarding certain funds held in escrow in connection with serial flash assets purchased from Atmel during the nine months ended September 30, 2015.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
Provision for income taxes	$15	$5	$10	200%	$46	$76	$(30)	(39)%

Provision for income taxes increased by $10,000 and decreased by $30,000 during the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015. Both the three months and nine months changes are related to our foreign subsidiaries due to a reduction in tax expense related to our foreign subsidiaries and deferred tax expense related to our deferred tax liability.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with gross proceeds from the sale of an aggregate of $78.5 million of convertible preferred stock, $22.5 million of term debt associated with the acquisition of the certain flash memory product assets from Atmel Corporation, net proceeds from our IPO on October 30, 2015 of $22.1 million and borrowings under our current Credit Facility of $19.9 million. Our principal source of liquidity as of September 30, 2016 consisted of cash and cash equivalents of $21.4 million. We did not have any borrowing capacity available under our term loan facility or credit line as of September 30, 2016. Our outstanding borrowings under both facilities as of September 30, 2016 were $20.0 million. Substantially all of our cash and cash equivalents are held in the United States.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
Cash flows used in operating activities	$(5,361)	$(4,166)
Cash flows used in investing activities	(2,358)	(388)
Cash flows provided by financing activities	6,063	4,040

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

During the nine months ended September 30, 2016, cash used in operating activities was $5.4 million, primarily from a net loss of $9.9 million and the impact of a $2.0 million non-cash gain resulting from a settlement with a former foundry supplier partially offset by non-cash charges of $2.5 million related to stock-based compensation expense, $1.6 million related to depreciation and amortization, $0.6 million related to the amortization of debt discount along with a decrease in accounts receivable of $1.5 million and an increase in account payable and accruals of $0.2 million.

During the nine months ended September 30, 2015, cash used in operating activities was $4.2 million, primarily from a net loss of $5.1 million and net changes in our operating assets and liabilities of $1.2 million partially offset by non-cash charges of $2.1 million primarily related to depreciation and amortization.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases of property and equipment. We expect to continue to make significant capital expenditures to support continued growth of our business. During the nine months ended September 30, 2016 and 2015, cash used in investing activities was $2.4 million and $0.4 million, respectively, due to purchases of equipment and leasehold improvements related to our new headquarters facility in Santa Clara, CA.

Cash Flows from Financing Activities

Cash flows from financing activities primarily include proceeds and payments related to our term loans and our credit facility.

During nine months ended September 30, 2016, cash provided by financing activities was $6.1 million due to $17.8 million in net proceeds from a new Bridge Bank term loan, $2.0 million in proceeds from a new Bridge Bank line of credit, $0.2 million from the issuance of common stock offset by the repayment of $14.0 million outstanding on the Opus Bank term loan.

During nine months ended September 30, 2015, cash provided by financing activities was $4.0 million due to $14.9 million of proceeds from the Opus Bank term loan partially offset by repayments of $10.9 million on the line of credit and term loan held by Bridge Bank.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purpose.

Credit Facility

In April 2015, we entered into a three-year $15.0 million credit agreement, or the term loan facility. The agreement provided for a senior secured term loan facility, in an aggregate principal amount of up to $15.0 million to be used for general corporate purposes including working capital, to repay certain indebtedness and for capital expenditures and other expenses. Interest accrued on outstanding borrowings at a rate equal to (a) the higher of (i) the prime rate (as publicly announced from time to time by the Wall Street Journal) and (ii) 3.25% plus (b) (i) 1.00% if our cash and cash equivalents are greater than 125% of the outstanding principal of our borrowings under the term loan facility, or (ii) 2.00% if our cash and cash equivalents are less than or equal to 125% of such borrowings. Indebtedness incurred under this agreement was collateralized by substantially all of our assets and contained financial covenants requiring us to maintain a monthly asset coverage ratio of not less than 1.10 to 1.00, and quarterly adjusted EBITDA (measured on a trailing three-month basis) of $1 through September 30, 2016 and increasing to higher levels thereafter. Under the agreement, the quarterly EBITDA covenant was not applicable if the asset coverage ratio is met at all times during any particular quarter. The agreement contained customary affirmative and negative covenants, including covenants that limit or restrict our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate and make acquisitions. Upon an occurrence of an event of default, we could be required to pay interest on all outstanding obligations under the agreement at a rate of 5% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement.  On July 7, 2016, we terminated the term loan facility. In connection with termination and new borrowings under the new Credit Facility (as defined below), we paid off all outstanding borrowings, accrued interest, and fees under the term loan facility

On July 7, 2016, we entered into a business financing agreement (“Credit Facility”) with a financial institution. The Credit Facility provides for (i) a term loan of up to $18.0 million and (ii) a revolving credit line advance in the aggregate amount of the lower of (x) $2.0 million and (y) 80% of certain of our receivables. The term loan made pursuant to the Credit Facility bears interest at a rate per annum equal to the greater of the prime rate and 3.5%, plus 0.75%, and matures in June 2019. The line of credit bears interest at a rate per annual equal to the greater of the prime rate or 3.5% plus 0.50%, and matures in July 2018. We will make interest-only payments on the term loan from July 2016 through September 2016 and will make principal and interest payments in 33 equal monthly installments starting October 2016.  Indebtedness we incur under this agreement is collateralized by substantially all of our assets, subject to certain customary exceptions. We paid a facility fee of $150,000 upon entry into the Credit Facility and an additional $10,000 on July 7, 2017 as well as a $25,000 diligence fee. The Credit Facility contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, we may not permit the ratio of the balance of unrestricted cash deposited at the financial institution to the total amounts owed with respect to the term loan to be less than 1.15 to 1.00. Upon an occurrence of an event of default, we could be required to pay interest on all outstanding obligations under the agreement at a rate of 5% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of September 30, 2016, we were in compliance with all financial covenants and restrictions.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of September 30, 2016:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$8,512	$298	$3,560	$2,536	$2,118
Inventory-related commitments (2)	1,529	1,529	—	—	—
Financing arrangements (3)	20,000	1,636	15,091	3,273	—
Joint Development and Manufacturing Agreement (4)	8,250	300	7,950	—	—
Licensing and Development Agreement (5)	900	75	825	—	—
Total contractual cash obligations	$39,191	$3,838	$27,426	$5,809	$2,118

(1)	Operating leases primarily relate to our leases of office space with terms expiring through July 31, 2023.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of September 30, 2016.
(3)	Financing arrangements represent debt maturities under our Credit Facility with Bridge Bank.
(4)	Represents our commitments under the CBRAM Joint Development and Manufacturing Agreement executed on February 18, 2016 with TowerJazz Panasonic Semiconductor Company.
(5)	Represents our commitments under the Licensing and Development Agreement executed on April 21, 2016 with Semitech Semiconductor Pty, Ltd.

As of September 30, 2016, we had a liability of $11,000 for uncertain tax positions.

Internal Control Over Financial Reporting

Our management and independent registered public accounting firm did not and were not required to perform an evaluation of our internal control over financial reporting as of and for the years ended December 31, 2015, 2014, and 2013 in accordance with the provisions of the JOBS Act.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2016 there were no significant changes to our critical accounting policies and estimates as described in the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $21.4 million as of September 30, 2016, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross debt of $20.0 million offset by an unamortized debt discount of approximately $0.1 million as of September 30, 2016. The outstanding debt relates to a term loan and line of credit.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of September 30, 2016.

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

Our management, including our CEO and CFO, is responsible for establishing and maintaining our disclosure controls and procedures and determining the existence of a material weakness in such disclosure controls and procedures. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Our management (with the participation of our CEO and CFO) has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

We have incurred net losses since our inception. We incurred net losses of $9.9 million, $8.4 million, $8.9 million, and $8.2 million for the nine months ended September 30, 2016 and the years ended December 31, 2015, 2014 and 2013, respectively. As of September 30, 2016, we had an accumulated deficit of $92.4 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor memory industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

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

As a fabless semiconductor company, we outsource the manufacturing, packaging, assembly and testing of our semiconductor components to third-party foundries and assembly and testing service providers. We use two foundries, United Microelectronics Corporation in Taiwan and XMC in Wuhan, China, for the production of our flash memory products and a single foundry, Altis Semiconductor S.N.C. in France, for our Mavriq and Moneta products. Our primary assembly and testing contractor is Amkor Technology, Inc. in Taiwan, Korea and the Philippines. Our wafer probing is performed by King Yuan Electronics Co., Ltd. in Taiwan.

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

The global semiconductor market in general, and the semiconductor memory market in particular, are highly competitive. We expect competition to increase and intensify as other semiconductor companies enter our markets, many of which have greater financial and other resources with which to pursue technology development, product design, manufacturing, marketing and sales and distribution of their products. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results. Currently, our competitors range from large, international companies offering a wide range of semiconductor products to companies specializing in other alternative, specialized emerging memory technologies. Our primary competitors include Macronix International Co. Ltd., Microchip Technology Inc., Micron Technology, Inc., Spansion Inc. (acquired by Cypress Semiconductor Corporation), STMicroelectronics NV and Winbond Electronics Corp. In addition, as the IoT market opportunity grows, we expect new entrants will enter these markets and existing competitors, including leading semiconductor companies, may make significant investments to compete more effectively against our products. These competitors could develop technologies or architectures that make our products or technologies obsolete.

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

Our current credit facility limits our ability to incur indebtedness, and these restrictions are subject to a number of qualifications and exceptions subject to the consent of our lender. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

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

Borrowings under our $20.0 million credit facility are collateralized by substantially all of our assets. Our credit facility restricts our ability to, among other things:

•	dispose of or sell assets;
•	consolidate or merge with other entities;

•	incur additional indebtedness;
•	create liens on our assets;
•	pay dividends;
•	make investments;
•	enter into transactions with affiliates; and
•	redeem subordinated indebtedness.

These restrictions are subject to certain exceptions. In addition, our credit facility requires us to maintain a ratio of the balance of unrestricted cash deposited with the lender to the total amounts owed with respect to the term loan thereunder to be less than 1.15 to 1.00. The operating and financial restrictions and covenants in the credit facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the credit facility, which could cause all of the outstanding indebtedness thereunder to either (i) to become immediately due and payable and (ii) to be subject to an increase by 5% of the interest rate charged during the period of the unremedied breach

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If few analysts cover our company, the price and trading volume of our stock could suffer. If one or more of the analysts who cover us downgrade our stock, or publish unfavorable research about our business, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company or fail to publish regularly, we could lose visibility in the market, which in turn could cause our stock price to decline.

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

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

On October 30, 2015, we completed our initial public offering in which we sold 5,000,000 shares of common stock at a price to the public of $5.00 per share. On November 4, 2015 we completed the sale of an additional 192,184 shares of common stock pursuant to the underwriters’ over-allotment option. The aggregate offering price for shares sold by us in the offering was approximately $26.0 million. The offer of up to 5,750,000 shares in the initial public offering, for a proposed maximum aggregate offering price of $28.75 million, were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-206940) that was declared effective by the Securities and Exchange Commission on October 26, 2015. Needham & Company, LLC, Oppenheimer & Co. Inc. and Roth Capital Partners, LLC were the underwriters for the offering. Following the sale of 5,192,184 shares in connection with the closing of the initial public offering and the sale of the shares subject to the over-allotment option, the offering terminated. We raised approximately $22.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $1.9 million and other offering expenses of approximately $1.9 million.  As of September 30, 2016, we had used approximately $9.8 million of the estimated aggregate net proceeds from our initial public offering: to fund working capital and general corporate requirements in the ordinary course of business. The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.  We intend to use the net proceeds from the initial public offering for additional working capital and other general corporate purposes, including research and development activities, sales and marketing activities and capital expenditures, to enhance existing and develop new products and product families, expand our manufacturing capabilities or fund our growth.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

Number	Description

10.1	Business Financing Agreement by and between the Registrant and Western Alliance Bank, dated July 7, 2016.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Adesto Technologies Corporation

Dated: November 14, 2016	By:	/s/ Ron Shelton
Ron Shelton Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

10.1	Business Financing Agreement by and between the Registrant and Western Alliance Bank, dated July 7, 2016.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+

This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.