Form 10-K
period 2016-12-31
ADESTO TECHNOLOGIES Corp
filed 2017-03-24
CIK 1395848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

001-    37582

(Commission File No.)

ADESTO TECHNOLOGIES CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	16-1755067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Peterson Way Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

(408) 400-0578

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting Company)	Small reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2016, based on the closing price of $3.28 for shares of the Registrant’s common stock as reported by The Nasdaq Capital Market, was approximately $24.1 million. Shares of common stock held by each executive officer, director and their affiliated holders have been excluded on the grounds that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common equity.

As of March 17, 2017, there were 15,733,709 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2016.

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

Overview

We are a leading provider of application-specific and ultra-low power non-volatile memory products. We optimize our non-volatile memory, or NVM, products for Internet of Things, or IoT, applications including current and next-generation Internet-connected devices in the consumer, industrial, medical and wearables markets. We combine our NVM design capabilities with proprietary intellectual property and differentiated technology platforms to deliver high-performance products that dramatically reduce the overall energy consumption of our customers’ systems and extend battery life. Our products feature embedded intelligence in a small form factor and high reliability.

We sell our products directly to leading original equipment manufacturers and original design manufacturers, or OEMs and ODMs, respectively that manufacture products for our end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products, which we refer to as design wins. Although we maintain direct sales, support and development relationships with our end customers, most of our products are sold to those end customers through distributors.

We were originally incorporated in California in January 2006, and reincorporated in Delaware in October 2015. In 2012, we purchased certain flash memory product assets from Atmel Corporation. Since the acquisition, we improved certain features of the acquired products, enhanced their capabilities for low-power IoT applications, accelerated development of other select products, and introduced our next-generation DataFlash, Fusion Flash and EcoXip products based on the acquired technology, which we refer to as our new products. We completed our initial public offering, or IPO, of common stock in October 2015.

Our principal executive offices are located at 3600 Peterson Way, Santa Clara, California 95054 and our telephone number is (408) 400-0578. Our website is www.adestotech.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10-K.

Our Products

We offer five product families, DataFlash, Fusion Flash, EcoXip, Mavriq and Moneta, which are manufactured using two technology platforms: industry-standard “floating gate” technology and our proprietary Conductive Bridging Random Access Memory, or CBRAM, technology. We optimize our products to operate at a wide voltage range, allowing continued operation even as the battery discharges and reaches very low power levels, where commodity NVM devices typically fail. Operating intelligence, such as low power mode, is designed into our products to help systems save energy. Our components allow for greater storage efficiency than competing commodity NVM products in logging small packets of data for the IoT. This reduces microcontroller unit burden on system resources and allows for less frequent re-write cycles, enabling dramatic increases in battery life and enhancing the reliability of the flash memory components. By incorporating power management features in our NVM products, we enable our customers to reduce the number of components included in and the overall footprint of their systems, thereby lowering the total cost of their systems. Some of our new products can significantly improve system performance and power consumption by enabling the use of intelligent design to accelerate data handling capability between microprocessor and memory components.

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

EcoXip. Our EcoXiP family is new type of low-cost memory for embedded systems. EcoXiP enables improved processor performance, and reduced system power consumption.  Features such as a high-speed octal double data rate, or DDR, interface and a proprietary pre-fetching scheme optimize both throughput and latency and allow the microprocessor to operate more efficiently with our EcoXiP memory. Our EcoXiP also features the ability to perform concurrent read and write functions, further improving system performance.  EcoXiP also offers designers flexibility for future growth, by providing a roadmap for higher density memory to store additional code and has best-in-class power management features to improve device and system power consumption.

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

Adesto Product Families
		DataFlash	Fusion Flash	EcoXiP	Mavriq	Moneta
Layers of Product Differentiation	Feature	✓	✓	✓	✓	✓
	Architecture	✓	✓	✓	✓	✓
	Silicon Technology	Floating Gate			CBRAM

We offer more than 100 products across our product families. Each product family utilizes technologies that differentiate it from competing commodity products and provides value to our customers.

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

Key components of our EcoXiP architecture include a high-speed octal DDR interface and a proprietary pre-fetching scheme to optimize both throughput and latency and allow the microprocessor to operate more efficiently. EcoXiP also features the ability to perform concurrent read and write functions to improve system performance.  EcoXiP also includes configurable strength IO pins and a range of power management features to enable reduced device and system power consumption.

Key components of our Mavriq and Moneta architectures include low-energy read and ultra-fast direct write capability and the ability to switch to deep power down between transactions to extend battery life. In addition, the Moneta memory products’ low power capability is ideal for energy harvesting applications.

Customers

Our end customers include leading tier-1 OEMs and ODMs that use our products across multiple industries and applications, including next-generation Internet-connected appliances, wearables, smart meters, sensors and medical devices. We have also secured a number of reference design wins for Bluetooth 4.0 applications. During the year ended December 31, 2016, more than 500 end customers purchased our products. We generate a substantial amount of our revenue from sales of our products to three independent, non-exclusive distributors, which many of our end customers use as an alternative means of fulfillment to direct purchases from us. For the year ended December 31, 2016, sales of our products to Arrow Electronics and SAS Electronic Company accounted for approximately 14% and 11%, respectively, of our revenue. For the year ended December 31, 2015, sales of our products to Arrow Electronics, SAS Electronic Company, and Avnet Inc. accounted for approximately 17%, 12% and 11%, respectively, of our revenue. For the year ended December 31, 2014, sales of our products to Avnet Inc., Arrow Electronics and ATM Electronic Corporation accounted for approximately 20%, 20% and 14%, respectively, of our revenue. One end customer accounted for 10% or more of our revenue in 2016 and 2015. No end customer accounted for 10% or more of our revenue in 2014. A majority of our revenue for the year ended December 31, 2016 was generated by approximately 20 end customers.

Sales

We sell our products through our worldwide sales organization and through our channel of representatives and distributors to OEMs and ODMs. End customers primarily fulfill and procure product orders through our distribution partners. We have sales personnel covering three primary regions, the Americas, Asia Pacific and Europe, Middle East and Africa.

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

Wafer Fabrication

We currently manufacture the majority of our floating gate solutions in 110nm silicon wafer production process geometries utilizing the services of United Microelectronics Corporation in Taiwan. In early 2015, we commenced developing our first floating gate technology-based flash products in a 65nm process node at XMC, a foundry in Wuhan, China. Our CBRAM-based products are manufactured in 130nm silicon wafer production process geometries by Altis Semiconductor S.N.C., or Altis, in Corbeil-Essonnes, France (acquired by X-FAB Silicon Foundries in 2016). On February 25, 2015, we signed an agreement with TowerJazz Panasonic Semiconductor Company (TPSCo) to manufacture our 45 nm CBRAM products at TPSCo’s 300 nm fabrication facility in Hokuriku, Japan.

Assembly, Testing and Wafer Probe

We maintain multiple sources for assembly and final testing of our products. Amkor Technology, Inc. in Taiwan, Korea and the Philippines as well as Greatek Electronics Inc. in Taiwan currently provide substantially all of our assembly and final test services. Our wafer probing is performed by King Yuan Electronics Co., Ltd. in Taiwan. We continually monitor the manufacturing and testing of our products at all of our contractors to ensure that our manufacturing and testing procedures are properly implemented. As part of our total quality assurance program, our quality management system has been certified to ISO 9001:2008 standards. Our foundry, assembly and test vendors are also ISO 9001 certified.

Research and Development

We believe that our continued success depends on our ability to both introduce improved versions of our existing solutions and to develop new solutions for the markets that we serve. Through our research and development efforts, we intend to continually expand our portfolio of patents to enhance our intellectual property position. As of December 31, 2016, we had a core team of 44 engineers involved in research and development located in our research and development design center at our headquarters in Santa Clara, California and at our facility in France. For the years ended December 31, 2016, 2015 and 2014, our research and development expense was $15.9 million, $12.8 million and $14.4 million, respectively.

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

Currently, our competitors range from large, international companies offering a wide range of commodity NVM products to companies specializing in other alternative, specialized emerging memory technologies. Our primary competitors in the NVM market include Macronix International Co. Ltd., Microchip Technology Inc., Micron Technology, Inc., Cypress Semiconductor Corporation, STMicroelectronics NV and Winbond Electronics Corp. Among these large memory suppliers, we compete primarily as an overall value proposition and not on a product or technology basis. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as new companies enter these markets.

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

Intellectual Property

Our success depends in part on our ability to protect our products and technologies from unauthorized third-party copying and use. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections. As of December 31, 2016, we held 120 patents that expire at various times between June 2020 and March 2036 and had 25 U.S. patent applications pending. We also held 33 foreign patents that expire at various times between May 2021 and July 2032 and had 37 foreign patent applications pending.

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

In addition to the intellectual property that we developed, we have acquired and licensed technology from third parties for incorporation in our products. In January 2007, we entered into a license agreement with Axon Technologies Corp. Pursuant to this license agreement, we have rights in Axon’s patents and trade secrets covering, among other things, Axon’s programmable metallization cell, or PMC, technology, which is a component of our CBRAM technology. This license provides us with broad rights to use and sub-license this technology, and we have the exclusive right to make, have made by authorized foundries or integrated device manufacturers, use, sell, lease, offer for sale, and import products covered by Axon’s licensed patents and trade secrets in certain fields of use. The license will last for the lifetime of the licensed patents, which currently ends in September 2026. We pay a royalty for use of the licensed intellectual property in our products. In July 2012, we purchased certain flash memory product assets from Atmel Corporation. As part of the asset purchase, Atmel granted us non-exclusive, perpetual and irrevocable licenses to its patent portfolio for development of flash memory products.

Employees

As of December 31, 2016, we had 101 employees. Of these full-time employees, 44 were engaged in research and development, 35 in sales and marketing, eight in operations and support and 14 in general and administrative capacities. The substantial majority of our employees are based in the United States, although we have small numbers of personnel in Europe and Asia. None of our employees are represented by a labor union. We have not experienced any work stoppages. We consider our relations with our employees to be good.

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reporting segment. Financial information about our segment and geographic areas is incorporated herein by reference to Note 6 of  Notes to Consolidated Financial Statements under Part II, Item 8. In addition, financial information regarding our operations, assets and liabilities, including our revenue and net loss for the years ended December 31, 2016, 2015, and 2014 and our total assets as of December 31, 2016 and 2015, is included in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

We have incurred net losses since our inception. We incurred net losses of $11.6 million, $8.4 million, and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $94.2 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor memory industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

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

As a fabless semiconductor company, we outsource the manufacturing, packaging, assembly and testing of our semiconductor components to third-party foundries and assembly and testing service providers. We use two foundries, United Microelectronics Corporation in Taiwan and XMC in Wuhan, China, for the production of our flash memory products and a single foundry, Altis Semiconductor S.N.C. in France (acquired by X-FAB Silicon Foundries in 2016), for our Mavriq and Moneta products. Our primary assembly and testing contractor in 2016 was Amkor Technology, Inc. in Taiwan, Korea and the Philippines. Our wafer probing is performed by King Yuan Electronics Co., Ltd. in Taiwan.

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

Any of the foregoing risks may affect our ability to meet customer demand. For example, a former silicon wafer supplier suddenly declared bankruptcy in December 2013 and abruptly shut down its foundry. As a result, we were unable to fulfill a portion of our customers’ orders in 2014 while we transitioned wafer production to a new foundry. Based on the average selling prices then in effect for those wafers, we estimate that the potential loss of revenue exceeded $10.0 million.

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

In the event that we expand production of a component to include a new contract manufacturer, it may take approximately 18 to 24 months to allow a transition from our current foundry or assembly services provider to the new provider. We may experience difficulty migrating production to a new contract manufacturer and, consequently, may experience reduced yields, delays in component deliveries and increased research and development expense. The inability by us or our third-party manufacturers to effectively and efficiently transition our technology to their infrastructure may adversely affect our operating results and our gross margin. There can be no assurance that we will be able to find suitable replacements for our third-party contract manufacturers.

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

Our prospects for growth depends on the growth and development of the emerging IoT industry, and if the market does not develop as we expect, our business prospects may be harmed.

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

In order to compete effectively in our markets, we must continually design, develop and introduce new and improved products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We have developed and are continuing to develop next-generation products, such as our Moneta and EcoXip products, which we expect to be one of the drivers of our revenue growth in the future. However, we may not succeed in developing and marketing these new and enhanced products. We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers new generations of our products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, we generated limited revenue from sales of our Mavriq products to date. While we expect revenue from our Mavriq products to grow, we may not be able to materially increase our revenue from this product family. Similarly, any of our more recently-introduced products or product families based on CBRAM or floating gate architecture, such as Moneta and EcoXip, may not achieve market acceptance and contribute significantly to our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

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

Our revenue also depends on the timely introduction, quality and market acceptance of our customers’ products that incorporate our solutions. Our customers’ products are often very complex and subject to design complexities that may result in design flaws, as well as potential defects, errors and bugs. We have in the past been subject to delays and project cancellations as a result of design flaws in the products developed by our customers. For example, in 2014, flaws in one of our customer’s products that were unrelated to our memory solutions generated negative publicity for our customer and delayed the product’s release until it could be redesigned. In the past, we have also been subject to delays and project cancellations as a result of changing market requirements, such as the customer adding a new feature, or because a customer’s product fails their end customer’s evaluation or field trial. Customer products may also be delayed due to issues with other vendors of theirs. We incur significant design and development costs in connection with designing our solutions for customers’ products. If our customers discover design flaws, defects, errors or bugs in their products, or if they experience changing market requirements, failed evaluations or field trials, or issues with other vendors, they may delay, change or cancel a project. If we have already incurred significant development costs, we may not be able to recoup those costs, which in turn would adversely affect our business and financial results.

We face competition and expect competition to increase in the future. If we fail to compete effectively, our revenue growth and results of operations will be materially and adversely affected.

The global semiconductor market in general, and the semiconductor memory market in particular, are highly competitive. We expect competition to increase and intensify as other semiconductor companies enter our markets, many of which have greater financial and other resources with which to pursue technology development, product design, manufacturing, marketing and sales and distribution of their products. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results. Currently, our competitors range from large, international companies offering a wide range of semiconductor products to companies specializing in other alternative, specialized emerging memory technologies. Our primary competitors include Macronix International Co. Ltd., Microchip Technology Inc., Micron Technology, Inc., Cypress Semiconductor Corporation, STMicroelectronics NV and Winbond Electronics Corp. In addition, as the IoT market opportunity grows, we expect new entrants will enter these markets and existing competitors, including leading semiconductor companies, may make significant investments to compete more effectively against our products. These competitors could develop technologies or architectures that make our products or technologies obsolete.

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

If we fail to retain qualified finance personnel and strengthen our financial reporting systems and infrastructure, we may not be able to timely and accurately report our financial results or comply with the requirements of being a public company, including compliance with the Sarbanes-Oxley Act and SEC reporting requirements.

Our ability to timely and accurately report our financial results or comply with the requirements of being a public company depends on our maintaining adequate numbers of accounting and finance staff with technical accounting, SEC reporting and Sarbanes-Oxley Act compliance expertise. Any inability to recruit or retain qualified accounting and finance staff would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

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

Our success depends on our ability to attract and retain our key employees, including our management team and experienced engineers. Competition for personnel in the semiconductor technology field is intense, and the availability of suitable and qualified candidates is limited. We compete to attract and retain qualified research and development personnel with other semiconductor companies, universities and research institutions, particularly those in the San Francisco Bay Area where our headquarters is located. The members of our management and key employees are at-will employees. If we lose the services of any key senior management member or employee, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely impact our business and prospects. The loss of the services of one or more of our key employees, especially our key engineers, or our inability to attract and retain qualified engineers, could harm our business, financial condition and results of operations.

We may not be able to effectively manage our growth, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

We expect to increase headcount and the overall size of our operations to support our growth. To effectively manage our growth, we must continue to expand our operational, engineering and financial systems, procedures and controls and to improve our accounting and other internal management systems. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our future operations. If we fail to adequately manage our growth, or to improve our operational, financial and management information systems, or fail to effectively motivate or manage our new and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

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

We may be unable to complete acquisitions at all or on commercially reasonable terms, which could limit our future growth. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of additional debt, which could adversely affect our operating results and result in a decline in our stock price and further restrict our ability to pursue business opportunities, including potential acquisitions. In addition, if an acquired business fails to meet our expectations, our operating results may suffer and our stock price could decline.

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

We have funded our operations since inception through equity financings, our borrowing arrangements and our initial public offering in October 2015. We have incurred net losses and negative cash flows from operating activities since our inception, and we expect we will continue to incur operating and net losses and negative cash flows from operations for the foreseeable future. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we expect to require additional capital to fund our ongoing operations, respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities, but we may not be able to timely secure additional debt or equity financing or raise additional capital in the public market on favorable terms or at all.

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

Borrowings under our $18 million term loan facility and $2 million line of credit are collateralized by substantially all of our assets. Our credit facility restricts our ability to, among other things:

•	dispose of or sell assets;
•	consolidate or merge with other entities;
•	incur additional indebtedness;
•	create liens on our assets;
•	pay dividends;
•	make investments;
•	enter into transactions with affiliates; and
•	redeem subordinated indebtedness.

These restrictions are subject to certain exceptions. In addition, our credit facility, as amended, requires us to comply with certain financial covenants. The operating and financial restrictions and covenants in the credit facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the credit facility (as it did during the months of August, September, October and November, 2016), which could cause, among other things (unless such default is waived by the lender), all or a portion of the outstanding indebtedness thereunder to become immediately due and payable and subject to an increase by 5% of the interest rate charged during the period of the unremedied breach. In addition, the lender would be able to sell or lease our assets in satisfaction of our outstanding indebtedness.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. If and when we no longer meet the definition of an “emerging growth company” as defined by the JOBS Act, we would be required under Section 404 of the Sarbanes-Oxley Act to evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the applicable fiscal year  provide a management report on our internal control over financial reporting, which must be attested to by our independent registered public accounting firm. If we have one or more material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing our internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to determine that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, our ability to pay cash dividends on our capital stock is restricted by the terms of our current credit facility and is likely to be restricted by any future debt financing arrangement. Any return to stockholders will therefore be limited to increases in the price of our common stock, if any.

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

We lease approximately 34,000 square feet in Santa Clara, California for our corporate headquarters, pursuant to a noncancelable lease, which expires in July 2023. We believe that our existing facilities are adequate to meet our current needs, and we intend to add or change facilities as needs require. We believe that, if required, suitable additional or substitute space would be available to accommodate expansion of our operations.

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

	High	Low
Fiscal 2016 quarter ended:
March 31, 2016	$7.59	$5.11
June 30, 2016	$5.76	$3.02
September 30, 2016	$3.81	$2.02
December 31, 2016	$2.59	$1.60
Fiscal 2015 quarter ended:
December 31, 2015 (from October 27, 2015)	$8.18	$5.23

As of March 8, 2017, there were 44 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, the terms of our $18.0 million term loan facility and our $2.0 million line of credit currently prohibit us from paying dividends.

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

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the PHLX Semiconductor Index for the period from October 27, 2015 (the date our common stock commenced trading on The Nasdaq Capital Market) to December 31, 2016, the end of our last fiscal year. The comparisons in the graph below are based on historical data and are not intended to forecast or be indicative of future stock price performance of our common stock.

Recent Sale of Unregistered Securities and Use of Proceeds

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

Needham & Company, LLC, Oppenheimer & Co. Inc. and Roth Capital Partners, LLC were the underwriters for the offering. Following the sale of 5,192,184 shares in connection with the closing of the initial public offering and the sale of the shares subject to the over-allotment option, the offering terminated. We raised approximately $22.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $1.8 million and other offering expenses of approximately $2.0 million. As of December 31, 2016, we had used approximately $11.4 million of the estimated aggregate net proceeds from our initial public offering: to fund working capital and general corporate requirements in the ordinary course of business. The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made, whether directly or indirectly to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.  We intend to use the net proceeds from the initial public offering for additional working capital and other general corporate purposes, including research and development activities, sales and marketing activities and capital expenditures, to enhance existing and develop new products and product families, expand our manufacturing capabilities or fund our growth.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following summary consolidated financial data in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.The information presented below reflects the impact of certain significant transactions, which makes a direct comparison difficult between each of the last three fiscal years. For a complete description of matters affecting the results in the tables below during the three years ended December 31, 2016, see “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except share and per share data)
Revenue	$43,968	$43,259	$41,465
Cost of revenue	22,618	24,775	25,532
Gross profit	21,350	18,484	15,933
Operating expenses:
Research and development	15,896	12,795	14,410
Sales and marketing	11,026	8,345	7,211
General and administrative	6,693	3,978	2,356
Gain from settlement with former foundry supplier	(1,962)	—	—
Total operating expenses	31,653	25,118	23,977
Loss from operations	(10,303)	(6,634)	(8,044)
Other income (expense):
Interest expense, net	(1,275)	(1,115)	(864)
Other income (expense), net	(50)	(695)	114
Total other income (expense), net	(1,325)	(1,810)	(750)
Loss before provision for (benefit from) for income taxes	(11,628)	(8,444)	(8,794)
Provision for (benefit from) income taxes	(16)	(61)	140
Net loss attributable to common stockholders	$(11,612)	$(8,383)	$(8,934)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.77)	$(2.79)	$(16.48)
Weighted average number of shares used in computing net loss per share attributable to common stockholders
Basic and diluted	15,085,973	3,007,929	542,248

Consolidated Balance Sheets Data:

	December 31,
Consolidated Balance Sheets Data:	2016	2015	2014
	(in thousands)
Cash and cash equivalents	$19,719	$23,089	$5,972
Total assets	46,183	49,938	31,447
Current liabilities	15,408	17,644	21,634
Debt	18,048	13,420	10,749
Preferred stock warrant liability	—	—	122
Convertible preferred stock	—	—	78,647
Total stockholders' equity	16,365	24,479	(70,252)

In July 2016, we entered into a three-year $18.0 million term loan facility and a $2.0 million line of credit. As of December 31, 2016, we had gross borrowings of $16.4 million outstanding under our term loan facility, of which $6.5 million is included in current liabilities.  We also had borrowings of $1.8 million under our line of credit as of December 31, 2016.

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

Our revenue is derived from the sale of our NVM products, primarily our standard serial flash memory products, which represented substantially all of our revenue for the year ended December 31, 2016. On September 28, 2012, we purchased certain flash memory product assets from Atmel Corporation, or Atmel. The products we acquired as part of the acquisition were approaching the end of their life cycle and experiencing annual revenue declines. While we provide support for these products, we have not invested further in their research and development. Revenue from these legacy products have declined to $0.4 million from $3.4 million for the years ended December 31, 2016 and 2015, respectively and we expect no material revenue from these products in the future. Since the acquisition, we have invested in developing new products that are better suited for low-power, high-growth applications, accelerated development of select products and introduced new products based on the acquired technology. In 2013, we introduced the first of our next-generation DataFlash and Fusion Flash products, which have similar functionality to our legacy products, but also offer enhanced features such as ultra-deep power down and wide supply voltage range operation. Revenue from our next-generation NVM products were $43.5 million, $39.9 million, and $28.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. We had been exclusively developing products based on Conductive Bridging RAM, or CBRAM, technology prior to the acquisition of assets from Atmel. Since then, we have continued to invest our resources into developing and enhancing our families of CBRAM-based products, although revenue associated with these products has not been material to date. We have made and continue to make these upfront investments because we believe that the introduction of any fundamentally new semiconductor technology must necessarily go through a lengthy customer evaluation process and several cycles of improvement in the field before it can be widely adopted or generate material revenue.

For the year ended December 31, 2016, our products were sold to more than 500 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 71%, 73%, and 70% of our revenue from distributors during the years ended December 31, 2016, 2015, and 2014, respectively. Sales to three distributors generated approximately 35%, 40%, and 54% of our revenue during the years ended December 31, 2016, 2015, and 2014, respectively. Additionally, we derived approximately 85%, 80%, and 82% of our revenue internationally during the years ended December 31, 2016, 2015 and 2014, respectively, the majority of which was recognized in the Asia Pacific, or APAC, region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped.

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

Ability to attract and retain customers that make large orders. In 2016, our products were sold to more than 500 end customers, of which approximately 20 generated more than half our revenue. One end customer accounted for 10% or more of our revenue in 2016 and 2015. No end customer accounted for 10% or more of our revenue in 2014. While we expect the composition of our customers to change over time, our business and operating results will depend on our ability to continually target new and retain existing customers that make large orders, particularly those in growth markets which are less dependent on macroeconomic conditions.

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system cost of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements and qualified our NVM device for their products. The number of our design wins has grown from 65 in 2014 to 135 in 2015 and to 296 in 2016, including 63, 125 and 294 design wins for new products, respectively. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends.

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

Investment in growth. We have invested, and intend to continue to invest, in expanding our operations, increasing our headcount, developing our products and differentiated technologies to support our growth and expanding our infrastructure. We expect our total operating expenses to increase in the foreseeable future to meet our growth objectives. We plan to continue to invest in our sales and support operations throughout the world, with a particular focus in adding additional sales and field applications personnel in APAC to further broaden our support and coverage of our existing customer base, in addition to developing new customer relationships and generating design wins. We also intend to continue to invest additional resources in research and development to support the development of our products and differentiated technologies. Any investments we make in our sales and marketing organization or research and development will occur in advance of experiencing any benefits from such investments, and the return on these investments may be lower than we expect. In addition, as we invest in expanding our operations internationally, our business and results will become further subject to the risks and challenges of international operations, including higher operating expenses and the impact of legal and regulatory developments outside the United States.

Components of Our Results of Operations

Revenue

We derive substantially all of our revenue through the sale of our NVM products to OEMs and ODMs, primarily through distributors. We generated 71%, 73%, and 70% of our revenue from distributors during the years ended December 31, 2016, 2015, and 2014, respectively. We recognize revenue from product sales when persuasive evidence of an arrangement exists and all other revenue recognition criteria are met. We sell the majority of our products to distributors and generally recognize revenue when we ship the product directly to the distributors since title and risk of loss transfers at that time.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expense. Personnel-related costs, including salaries, benefits, bonuses and stock-based compensation, are the most significant component of each of our operating expense categories. In addition, in the near term we expect to hire additional personnel, primarily in our selling and marketing functions, and increase research and development expenditures, such as prototype wafers, associated with the implementation of our CBRAM technology in a manufacturing facility in Asia. Accordingly, we expect our operating expenses to increase in absolute dollars as we invest in these initiatives.

Research and Development. Our research and development expenses consist primarily of personnel-related costs for the design and development of our products and technologies. Additional research and development expenses include product prototypes, mask costs, external test and characterization expenses, depreciation, amortization of design tool software licenses, amortization of acquisition-related intangible assets and allocated overhead expenses. We also incur costs related to outsourced research and development activities and joint venture development activities. We expect research and development expenses to increase in absolute dollars for the foreseeable future as we continue to improve our product features, increase our portfolio of solutions and implement our CBRAM manufacturing technology in a new manufacturing facility.

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs for our sales, business development, marketing, and applications engineering activities, third-party sales representative commissions, promotional and other marketing expenses, consulting expenses, amortization of acquisition-related intangible assets and travel expenses. We expect sales and marketing expenses to increase in absolute dollars for the foreseeable future as we continue to expand our direct sales teams, primarily in the Asia Pacific Region, and increase our marketing activities.

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

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown:

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Revenue	$43,968	$43,259	$41,465
Cost of revenue	22,618	24,775	25,532
Gross profit	21,350	18,484	15,933
Operating expenses:
Research and development	15,896	12,795	14,410
Sales and marketing	11,026	8,345	7,211
General and administrative	6,693	3,978	2,356
Gain from settlement with former foundry supplier	(1,962)	—	—
Total operating expenses	31,653	25,118	23,977
Loss from operations	(10,303)	(6,634)	(8,044)
Other income (expense):
Interest expense, net	(1,275)	(1,115)	(864)
Other income (expense), net	(50)	(695)	114
Total other income (expense), net	(1,325)	(1,810)	(750)
Loss before provision for (benefit from) for income taxes	(11,628)	(8,444)	(8,794)
Provision for (benefit from) income taxes	(16)	(61)	140
Net loss attributable to common stockholders	$(11,612)	$(8,383)	$(8,934)
Net loss per share attributable to common stockholders
Basic and diluted	$(0.77)	$(2.79)	$(16.48)
Weighted average number of shares used in computing net loss per share attributable to common stockholders
Basic and diluted	15,085,973	3,007,929	542,248

Comparison of Years Ended December 31, 2016, 2015 and 2014

Revenue

	Year ended December 31,			Change 2016-2015		Change 2015-2014
	2016	2015	2014	Amount	%	Amount	%
	(dollars in thousands)
Revenue	$43,968	$43,259	$41,465	$709	2%	$1,794	4%
Revenue by category of products:
Legacy Products	427	3,385	13,006	(2,958)	(87%)	(9,621)	(74%)
New Products	43,541	39,874	28,459	3,667	9%	11,415	40%

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
United States	$6,301	$8,831	$7,318
Rest of Americas	483	602	751
Europe	5,809	4,817	7,261
Asia Pacific	31,051	28,711	25,885
Rest of world	324	298	250
Total	$43,968	$43,259	$41,465

Revenue increased by $0.7 million, or 2%, for 2016 as compared to 2015. This increase was due primarily to an increase in our next generation Fusion Flash products, partially offset by a decrease in revenue from our Bios Flash and Data Flash legacy products.

Revenue increased by $1.8 million, or 4%, for 2015 as compared to 2014. The increase was due primarily to an increase in sales of our Data Flash products as well as an increase in sales to direct customers. In addition, we believe that revenue for the year ended December 31, 2014 was adversely impacted by the bankruptcy in December 2013 of one of our then-current wafer fabrication suppliers that caused us to be unable to fulfill a portion of our customers’ orders in 2014 while we transitioned wafer production to a new foundry. There was no corresponding impact for the year ended December 31, 2015.

Cost of Revenue and Gross Margin

	Year ended December 31,			Change 2016-2015		Change 2015-2014
	2016	2015	2014	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$22,618	$24,775	$25,532	$(2,157)	(9%)	$(757)	(3%)
Gross Profit	21,350	18,484	15,933	2,866	16%	2,551	16%
Gross Margin	49%	43%	38%

Cost of revenue decreased by $2.2 million, or 9%, for 2016 as compared to 2015. This decrease was due primarily to reduced  costs to third-party manufacturers for wafer fabrication, assembly and testing of our products of $1.4 million.

Cost of revenue decreased by $0.8 million, or 3%, for 2015 as compared to 2014 due primarily to a decrease in inventory write-downs of $4.5 million partially offset by $2.8 million for additional costs paid to our third-party manufacturers for wafer fabrication, assembly and testing of our products, an increase in spending on manufacturing support activities of $0.7 million and write-downs of inventory of $0.3 million for obsolete inventories.

Gross margin increased by 6 percentage points in 2016 as compared to 2015 due to the same factors that caused our costs of revenue to decline over the same period which included reductions in unit costs from our manufacturing subcontractors, improved process yields, and a reduction in manufacturing support expense.

Gross margin increased in 2015 as compared to 2014 due primarily from increased revenues and the benefit of $0.9 million from the sale of previously written-down products.

Operating Expenses

	Year ended December 31,			Change 2016-2015		Change 2015-2014
	2016	2015	2014	Amount	%	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$15,896	$12,795	$14,410	$3,101	24%	$(1,615)	(11%)
Sales and marketing	11,026	8,345	7,211	2,681	32%	1,134	16%
General and administrative	6,693	3,978	2,356	2,715	68%	1,622	69%
Gain from settlement with former foundry supplier	(1,962)	—	—	(1,962)	—	—	—
Total operating expenses	$31,653	$25,118	$23,977	$6,535	26%	$1,141	5%

Research and Development. Research and development expense increased by $3.1 million, or 24%, in 2016 as compared to 2015. This increase was due primarily to a $1.2 million increase in personnel-related costs, $1.2 million in expenditures related to our joint venture development agreement with TowerJazz Semiconductor, for which there were not corresponding expenditures in 2015, and a $0.7 million increase in allocated facilities costs due to our headquarters relocation in 2016 and an investment in a new R&D lab. Research and development expense decreased $1.6 million in 2015 as compared to 2014, due to a $1.0 million decrease in personnel-related costs as a result of lower headcount and $0.6 million decrease in mask costs and product prototype expense due to lower product tapeout activity.

Sales and Marketing. Sales and marketing expense increased $2.7 million, or 32%, in 2016 as compared to 2015. This increase was due primarily to a $2.8 million increase in personnel-related costs, a $0.5 million increase in allocated facilities costs due to our headquarters relocation in 2016, partially offset by a $0.8 million decrease in outside services such as consulting expense. Sales and marketing expense increased $1.1 million in 2015 as compared to 2014, primarily due to personnel-related costs associated with increased headcount.

General and Administrative. General and administrative expenses increased $2.7 million, or 68%, in 2016 as compared to 2015. This increase was due primarily to a $2.2 million increase in personnel-related costs, a $0.5 increase in directors’ and officers’ insurance premiums, a $0.2 million increase in costs related to being a public company, partially offset by a $0.2 million decrease in outside services such as consulting expenses, and a $0.1 million decrease in accounting, audit, and tax preparation fees. General and administrative expenses increased $1.6 million in 2015 as compared to 2014, due primarily to an increase in accounting, tax, and audit expense of $0.7 million, a $0.7 million increase in personnel-related costs associated with an increase in headcount and a $0.2 million non-cash increase in rent expense related to our new facility.

Other Income (Expense), Net

	Year ended December 31,			Change 2016-2015		Change 2015-2014
	2016	2015	2014	Amount	%	Amount	%
	(dollars in thousands)
Interest expense, net	$(1,275)	$(1,115)	$(864)	$(160)	(14%)	$(251)	(29%)
Other income (expense), net	(50)	(695)	114	645	93%	(809)	(710%)
Total other income (expense), net	$(1,325)	$(1,810)	$(750)	$485	27%	$(1,060)	(141%)

Interest expense, net increased by $0.2 million, or 14%, in 2016 as compared to 2015 due to an increase in our net borrowings of $4.6 million. Interest expense, net increased $0.3 million in 2015 as compared to 2014 due to increased levels of debt outstanding.

Other income (expense), net decreased by $0.6 million, or 93%, in 2016 as compared to 2015 as we no longer have to record the change in fair value of preferred stock warrants. All preferred stock warrants were converted to common stock warrants on the date of our IPO in 2015. Other income (expense), net decreased $0.8 million in 2015 as compared to 2014 due primarily to a change in the fair market value of our preferred stock warrants of $0.9 million.

Provision for (Benefit from) Income Taxes

	Year ended December 31,			Change 2016-2015		Change 2015-2014
	2016	2015	2014	Amount	%	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$(16)	$(61)	$140	$45	74%	$(201)	(144%)

Our benefit from income taxes decreased by $45,000, or 74%, in 2016 as compared to 2015.  The decrease was due primarily to a reduction in benefits related to our foreign subsidiaries as well as a reduction in benefits related to deferred taxes in the United States.

We recorded a $61,000 benefit from income taxes in 2015 as compared to a $140,000 provision for income taxes in 2014 due to a reduction in tax expense related to our French subsidiary.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with gross proceeds from the sale of an aggregate of $78.5 million of convertible preferred stock, $22.5 million of term debt associated with the acquisition of the certain flash memory product assets from Atmel Corporation, and net proceeds from our initial public offering on October 30, 2015 of $22.1 million and aggregate borrowings under our current term loan and line of credit facility of $18.2 million. Our principal source of liquidity as of December 31, 2016 consisted of cash and cash equivalents of $19.7 million. We did not have any borrowing capacity available under our term loan as of December 31, 2016. We had approximately $0.2 million of additional borrowing capacity under our line of credit as of December 31, 2016. Our outstanding borrowings under this credit facility as of December 31, 2016 were $18.2 million. Substantially all of our cash and cash equivalents are held in the United States.

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

Our cash flows for the periods indicated were as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows used in operating activities	$(5,039)	$(7,127)	$(580)
Cash flows used in investing activities	(2,481)	(559)	(760)
Cash flows provided by (used in) financing activities	4,221	25,141	(4,229)

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

During the year ended December 31, 2016, cash used in operating activities was $5.0 million and was due primarily to a net loss of $11.6 million and the impact of a settlement with a former foundry supplier of $2.0 million, partially offset by non-cash charges of $3.3 million related to stock-based compensation expense, $1.0 million related to depreciation and amortization, $1.2 million related to amortization of intangible assets, $0.6 million related to amortization of debt discount, and a decrease in our net assets and liabilities of $2.3 million. The decrease in assets and liabilities is due primarily to a decrease in accounts receivable of $0.4 million, a decrease in net inventories of $2.2 million, a decrease in prepaid expenses and other current assets of $1.8 million partially offset by a decrease in accounts payable and other accrued expenses of $1.9 million.

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

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases of property and equipment and leasehold improvements. We expect to continue to make significant capital expenditures to support continued growth of our business. During the year ended December 31, 2016, cash used in investing activities was $2.5 million, related primarily to the purchase of equipment and an increase in leasehold improvements related to our new headquarters in Santa Clara, California. During the year ended December 31, 2015, cash used in investing activities was $0.6 million, related primarily to the purchase of equipment. During the year ended December 31, 2014, cash used in investing activities was $0.8 million, related primarily to the purchase of equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2016, cash provided by financing activities was $4.2 million and was due primarily to net proceeds from our new term loan of $17.8 million offset by repayments of borrowings under our prior term loan of $15.7 million, net proceeds from our new line of credit  of $1.8 million, and proceeds from the issuance of common stock of $0.2 million.

During the year ended December 31, 2015, cash provided by financing activities was $25.1 million, due primarily to $22.1 million received from the net proceeds from our IPO and $15.0 million from our prior term loan , partially offset by payments of $11.9 million on our loans with both Bridge Bank and Opus Bank.

During the year ended December 31, 2014, cash used in financing activities was $4.2 million, due primarily to $6.9 million in principal payments on outstanding borrowings under our loan with Bridge Bank partially offset by proceeds of $2.7 million from additional borrowings under our prior credit facility with Bridge Bank.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purpose.

Credit Facility

In July 2016, we entered into a business financing agreement (“Credit Facility”) with a financial institution. The Credit Facility, as amended, provides for (i) a term loan of up to $18.0 million and (ii) a revolving credit line advance in the aggregate amount of the lower of (x) $2.0 million and (y) 80% of certain of our receivables. The term loan made pursuant to the Credit Facility bears interest at a rate per annum equal to the greater of the prime rate and 3.5%, plus 0.75%, and matures in June 2019. The line of credit bears interest at a rate per annual equal to the greater of the prime rate or 3.5% plus 0.50%, and matures in July 2018. We will make interest-only payments on the term loan from July 2016 through September 2016 and will make principal and interest payments in 33 equal monthly installments starting October 2016.  Indebtedness we incur under this agreement is collateralized by substantially all of our assets, subject to certain customary exceptions. We paid a facility fee of $150,000 as well as a $25,000 diligence fee upon entry into the Credit Facility and an additional $10,000 is due on July 7, 2017. The Credit Facility, as amended, contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, we may not (i) permit the ratio of the balance of unrestricted cash deposited at the financial institution, plus eligible receivables, net of reserve to the total amounts owed with respect to advances under the revolving credit line to be less than 1.50 for 1.00 and (ii) permit cash held at the financial institution in a deposit account to be less than 100% of the term loan outstanding. Upon an occurrence of an event of default, we could be required to pay interest on all outstanding obligations under the agreement at a rate of 5% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. We were not in compliance with the financial covenants to maintain the maximum daily liquidity ratio, as defined in the Credit Facility, during the months of August, September, October and November 2016. In February 2017, the financial institution waived our default as of December 31, 2016 under the Credit Facility (see Note 14 in Notes to Consolidated Financial Statements).

The Credit Facility replaced our three-year $15.0 million credit agreement. In July 2016, we terminated this credit agreement. In connection with termination and new borrowings under the new Credit Facility (as defined above), we paid off all outstanding borrowings, accrued interest, and fees under the term loan facility.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2016:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$8,219	$1,175	$2,390	$2,536	$2,118
Inventory-related commitments (2)	1,918	1,918	—	—	—
Financing arrangements (3)	18,170	6,545	11,625	—	—
Joint Development Manufacturing Agreement (4)	7,850	1,850	6,000	—	—
Licensing and Development Agreement (5)	825	825	—	—	—
Total contractual cash obligations	$36,982	$12,313	$20,015	$2,536	$2,118

(1)	Operating leases primarily relate to our leases of office space with terms expiring through July 31, 2023.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of December 31, 2016.
(3)	Financing arrangements represent debt maturities under our term loan and line of credit.
(4)	Represents our commitments under the CBRAM Joint Development and Manufacturing Agreement executed on February 18, 2016 with TowerJazz Panasonic Semiconductor Company.
(5)	Represents our commitments under the Licensing and Development Agreement executed on April 21, 216 with Semitech Semiconductor Pty, Ltd.

As of December 31, 2016 we had a liability of $11,000 for uncertain tax positions.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks in the ordinary course of our business. These risks primarily include foreign exchange rate and interest rate sensitivities as follows:

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates.

The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and to a lesser extent in Europe, Middle East and Africa, or EMEA, and APAC. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements.

We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact the substantial majority of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and thus may impact our results of operations and cash flows.

Interest Rate Sensitivity

We had cash and cash equivalents of $19.7 million as of December 31, 2016, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross debt of $18.2 million offset partially by a debt discount of $0.2 million, as of December 31, 2016. The outstanding debt relates to a new term loan and line of credit described in section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility.”

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of December 31, 2016.

Critical Accounting Policies and Estimates

During year ended December 31, 2016 there were no significant changes to our critical accounting policies and estimates as described in financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 30, 2016.

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

Generally, we meet these conditions upon shipment because, in most cases, title and risk of loss passes to the customer at that time. In addition, we estimate and record provisions for future returns and other charges against revenue at the time of shipment, consistent with the terms of sale. We sell products to distributors at the price listed in our distributor price book. At the time of sale we record a sales reserve for ship from stock and debits (“SSDs”), stock rotation rights and any special programs approved by management. We offset the sales reserve against revenue, producing the revenue amount reported in the consolidated statements of operations.

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

We also monitor collectibility of accounts receivable primarily through review of our accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, record a charge in the period such determination is made. As of December 31, 2016 and 2015, there was no allowance for doubtful accounts.

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

Income Taxes

We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements, but have not been reflected in our taxable income. Valuation allowances are established to reduce deferred tax assets as necessary when in management’s estimate, based on available objective evidence, it is more likely than not that we will not generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. We include interest and penalties related to unrecognized tax benefits in income tax expense. We recognize in our consolidated financial statements the impact of a tax position that based on its technical merits is more likely than not to be sustained upon examination. The valuation allowance as of December 31, 2016 was approximately $36.3 million.

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

The fair value of the employee stock options was estimated using the following assumptions for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Volatility	52%	40%	67%
Expected dividend yield	—	—	—
Risk-free rate	1.34%	1.59%	1.84%
Expected term (in years)	6	5	6

For the years ended December 31, 2016, 2015 and 2014, stock-based compensation expense was $3.3 million, $0.8 million and $0.2 million respectively. As of December 31, 2016, we had approximately $0.5 million of total unrecognized compensation expense related to stock options, net of related forfeiture estimates, which we expect to recognize over a weighted-average period of approximately 1.8 years. The intrinsic value of all outstanding options as of December 31, 2016 was $0.2 million based on the market price of our common stock of $1.85 per share. As of December 31, 2016 the total unrecognized compensation cost related to RSU’s and ESPP was $2.3 million and $13,000, respectively, and these amounts are expected to be recognized over 0.9 years and 0.1 years, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Adesto Technologies Corporation

We have audited the accompanying consolidated balance sheets of Adesto Technologies Corporation and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Adesto Technologies Corporation and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ BPM LLP

San Jose, California

March 23, 2017

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$19,719	$23,089
Accounts receivable, net	6,111	6,536
Inventories	5,182	7,368
Prepaid expenses	462	1,155
Other current assets	105	1,186
Total current assets	31,579	39,334
Property and equipment, net	5,962	909
Intangible assets, net	8,324	9,559
Other non-current assets	296	114
Goodwill	22	22
Total assets	$46,183	$49,938
Liabilities, Convertible Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	5,167	9,680
Accrued compensation and benefits	1,599	893
Accrued expenses and other current liabilities	2,176	1,465
Term loan, current	6,466	5,606
Total current liabilities	15,408	17,644
Line of credit	1,807	—
Term loan	9,775	7,814
Deferred rent, non-current	2,826	—
Deferred tax liability, non-current	2	1
Total liabilities	29,818	25,459
Commitments and contingencies (See Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2016 and 2015; no shares issued and outstanding as of December 31, 2016 and 2015	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized as of December 31, 2016 and 2015; 15,494,308 and 14,974,718 shares issued and outstanding as of December 31, 2016 and 2015, respectively	2	2
Additional paid-in capital	110,749	107,167
Accumulated other comprehensive loss	(230)	(146)
Accumulated deficit	(94,156)	(82,544)
Total stockholders’ equity	16,365	24,479
Total liabilities, convertible preferred stock and stockholders’ equity	$46,183	$49,938

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$43,968	$43,259	$41,465
Cost of revenue	22,618	24,775	25,532
Gross profit	21,350	18,484	15,933
Operating expenses:
Research and development	15,896	12,795	14,410
Sales and marketing	11,026	8,345	7,211
General and administrative	6,693	3,978	2,356
Gain from settlement with former foundry supplier	(1,962)	—	—
Total operating expenses	31,653	25,118	23,977
Loss from operations	(10,303)	(6,634)	(8,044)
Other income (expense):
Interest expense, net	(1,275)	(1,115)	(864)
Other income (expense), net	(50)	(695)	114
Total other income (expense), net	(1,325)	(1,810)	(750)
Loss before provision for (benefit from )income taxes	(11,628)	(8,444)	(8,794)
Provision for (benefit from) income taxes	(16)	(61)	140
Net loss	$(11,612)	$(8,383)	$(8,934)
Net loss per share:
Basic and diluted	$(0.77)	$(2.79)	$(16.48)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	15,085,973	3,007,929	542,248

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(11,612)	$(8,383)	$(8,934)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(84)	(143)	63
Comprehensive loss, net of tax	$(11,696)	$(8,526)	$(8,871)

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

			Stockholders’ Equity (Deficit)
						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances as of December 31, 2013	4,419,853	$78,467	539,156	$—	$3,632	$(66)	$(65,227)	$(61,661)
Options exercised	—	—	20,398	—	34	—	—	34
Stock-based compensation	—	—	—	—	246	—	—	246
Foreign currency translation adjustments	—	—	—	—	—	63	—	63
Net loss	—	—	—	—	—	—	(8,934)	(8,934)
Balances as of December 31, 2014	4,419,853	78,467	559,554	—	3,912	(3)	(74,161)	(70,252)
Proceeds from initial public offering, net of issuance costs	—	—	5,192,184	1	22,100	—	—	22,101
Conversion of convertible preferred stock upon completion of initial public offering	(4,419,853)	(78,467)	9,114,739	1	78,466	—	—	78,467
Reclassification of warrant liability to additional paid-in capital upon closing of initial public offering	—	—	—	—	1,892	—	—	1,892
Cashless exercise of common stock warrants upon completing of initial public offering	—	—	102,289	—	—	—	—	—
Options exercised	—	—	5,952	—	10	—	—	10
Stock-based compensation	—	—	—	—	787	—	—	787
Foreign currency translation adjustments	—	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	—	(8,383)	(8,383)
Balances as of December 31, 2015	—	—	14,974,718	2	107,167	(146)	(82,544)	24,479
Options exercised	—	—	13,112	—	24	—	—	24
Employee stock purchase plan	—	—	68,392	—	215	—	—	215
Restricted stock units	—	—	438,086	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,343	—	—	3,343
Foreign currency translation adjustments	—	—	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	—	—	(11,612)	(11,612)
Balances as of December 31, 2016	—	$—	15,494,308	$2	$110,749	$(230)	$(94,156)	$16,365

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(11,612)	$(8,383)	$(8,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,343	787	246
Depreciation and amortization	987	1,453	1,780
Amortization of intangible assets	1,235	1,236	1,236
Amortization of debt discount	646	504	115
Deferred income taxes	1	(26)	14
Gain from settlement with former foundry supplier	(1,962)	—	—
Changes in fair value of preferred stock warrant liability	—	907	(206)
Changes in assets and liabilities:
Accounts receivable	425	(4,542)	2,894
Inventories	2,186	85	2,922
Prepaid expenses and other current assets	1,761	(1,004)	760
Other non-current assets	(182)	—	—
Accounts payable	(3,584)	1,866	(1,236)
Accrued compensation and benefits	706	(42)	(330)
Accrued expenses and other current liabilities	711	32	159
Deferred rent	300	—	—
Net cash used in operating activities	(5,039)	(7,127)	(580)
Cash flows from investing activities:
Acquisition of property and equipment	(2,481)	(559)	(760)
Net cash used in investing activities	(2,481)	(559)	(760)
Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	22,101	—
Proceeds from issuance of common stock	239	10	34
Proceeds from term loan, net of fees	17,825	14,903	—
Payments on term loan	(15,650)	(7,600)	(2,461)
Proceeds from revolving line of credit	7,415	—	2,660
Payments on revolving line of credit	(5,608)	(4,273)	(4,462)
Net cash provided by (used in) financing activities	4,221	25,141	(4,229)
Effect of exchange rates on cash and equivalents	(71)	(338)	(39)
Net increase (decrease) in cash and cash equivalents	(3,370)	17,117	(5,608)
Cash and cash equivalents - beginning of year	23,089	5,972	11,580
Cash and cash equivalents - end of year	$19,719	$23,089	$5,972
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$688	$521	$760
Supplemental disclosures of non-cash investing information:
Purchase of property and equipment included in accounts payable	$1,033	$—	$—
Noncash investing and financing activities:
Issuance of preferred stock warrants in connection with term loan	$—	$863	$66
Conversion of convertible preferred stock to common stock	$—	$78,467	$—
Reclassification of warrant liability to additional paid-in-capital upon closing of initial public offering	$—	$1,892	$—

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

Liquidity.

Since inception we have funded our operations primarily through sales of common and preferred stock and borrowing arrangements. As of December 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $19.7 million and $0.2 million of additional borrowing capacity under our revolving line of credit.  In addition, we have incurred net losses since our inception, and as of December 31, 2016 have an accumulated deficit of approximately $94.2 million. We expect to continue to incur operating losses and negative cash flows from operations through March 31, 2018.

Borrowings under our term loan are subject to certain restrictive covenants and we were not in compliance with those covenants during the months of August, September, October and November 2016. In February 2017, we entered into a First Business Financing Modification agreement with Western Alliance Bank which as of December 31, 2016 (i) waived the Company’s default as a result of the non-compliance referred to above and (ii) reduced the ratio of unrestricted cash deposited at the financial institution to the term debt outstanding to not less than 1.00 to 1.00 (see Note 5. Borrowings and Note 15. Subsequent Events.).  We believe that our existing cash and cash equivalents, together with available resources from our revolving line of credit and our forecasted operating results, will be sufficient to fund our operations and provide adequate working capital for the next twelve months.

In the future, we expect to require additional capital to fund our ongoing operations, respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may decide to engage in equity or debt financings or enter into credit facilities; however, we may not be able to timely secure additional debt or equity financing or raise additional capital in the public markets on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

We also monitor collectibility of accounts receivable primarily through review of our accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, record a charge in the period such determination is made. As of December 31, 2016 and 2015, there was no allowance for doubtful accounts.

Shipping Costs.

We charge shipping costs to cost of revenue as incurred.

Product Warranty.

Our products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During the year ended December 31, 2015, we recorded $250,000 for a specific potential warranty claim. As of December 31, 2016, approximately $41,000 has been incurred relating to this potential warranty claim. As of December 31, 2016 and

2015, the warranty accrual was $209,000 and $250,000, respectively, and is included in accrued expenses and other current liabilities on the consolidated balance sheets.

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

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. Net gains or losses from foreign currency translation of assets and liabilities were a loss of $0.1 million, a loss of $0.1 million, and a gain of $0.1 million for the years ended December 31, 2016, 2015, and 2014, respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive loss, net of tax, a component of stockholders’ equity (deficit). Net losses arising from transactions denominated in currencies other than the functional currency were $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2016, 2015, and 2014, respectively, and are included in other income (expense), net in the consolidated statements of operations.

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

Property and Equipment.

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the related lease, whichever is shorter. Estimates of useful lives are as follows:

Estimated useful lives
Machinery and equipment	2-5 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of lease term or 7 years
Computer software	3 years

Inventories.

We record inventories at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or market value. On a quarterly basis, we analyze inventories on a part-by-part basis. The carrying value of inventory is adjusted for excess and obsolete inventory based on the forecast of demand over a specific future period. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that new cost basis. The semiconductor markets that we serve are volatile and actual results may vary from forecast or other assumptions, potentially affecting our assessment of excess and obsolete inventory which could have a material effect on our results of operations.

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

Purchased Intangible Assets.

Purchased intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets as follows:

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

When evaluating goodwill for impairment, we may initially perform a qualitative assessment which includes a review and analysis of certain quantitative factors to estimate if a reporting units’ fair value significantly exceeds its carrying value. When the estimate of a reporting unit’s fair value appears more likely than not to be less than its carrying value based on this qualitative assessment, we continue to the first step of two steps impairment test. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting units is determined based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions and determination of appropriate market comparables. We base these fair value estimates on reasonable assumptions but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that we determine that the value of goodwill has become impaired, we record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We operate in one reporting unit. We conducted our annual goodwill impairment analysis in the fourth quarters of 2016, 2015, and 2014 and no goodwill impairment was indicated.

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

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. As a result of our favorable collection experience and customer concentration, there was no allowance for doubtful accounts as of December 31, 2016 and 2015.

Customer concentrations as a percentage of total revenue were as follows:

	Year Ended December 31,
	2016	2015	2014
Customer A	14%	17%	20%
Customer B	11%	12%	*
Customer C	*	11%	20%
Customer D	*	*	14%

*	less than 10%

Customer concentrations as a percentage of gross accounts receivable were as follows:

	Year Ended December 31,
	2016	2015	2014
Customer A	18%	16%	20%
Customer B	*	14%	*
Customer C	13%	13%	10%
Customer D	*	10%	*

*	less than 10%

Net Loss per Share.

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and potentially dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred stock, common stock options, restricted stock units, and warrants are considered to be potentially dilutive securities.

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

Recent Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, creating Accounting Standards Codification (“ASC”) Topic 606. Upon adoption, this topic supersedes the existing guidance under ASC 605 and aims to simplify the number of requirements to follow for revenue recognition and make revenue recognition more comparable across various entities, industries, jurisdictions and capital markets. There are five core principles: 1. Identify the contract(s) with a customer. 2. Identify the performance obligations in the contract. 3. Determine the transaction price. 4. Allocate the transaction price to performance obligations in the contract. 5. Recognize revenue when (or as) the entity satisfies a performance obligation. Additional considerations under this update include: accounting for costs to obtain or fulfill a contract with a customer and additional quantitative and qualitative disclosures. We plan to adopt this guidance effective for periods beginning after December 15, 2017 (including interim reporting periods within those periods), or the first quarter of 2018, and are currently evaluating the impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertanties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provide guidance on determining when and how to disclose going concern uncertainties in the financial statements. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. Adesto adopted this guidance effective December 31, 2016.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which simplifies the presentation of debt issuance costs. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, with early adoption permitted. Adesto adopted this guidance effective January 1, 2016.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset upon transfer other than inventory, eliminating the current recognition exception. Prior to this ASU, GAAP prohibited the recognition of current and deferred income taxes for the intra-entity asset transfers until the asset was sold to an outside party. For public business entities, the amendments in the ASU are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted and should be applied on a modified retrospective basis though a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Adesto is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in the update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU will become effective for public business entities on December 15, 2017. Adesto is currently evaluating the impact of this guidance on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The objective of this ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this update are effective for a public business entity that is a U.S. Securities and Exchange Commission filer for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendments should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

Note 2. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2016	2015
Accounts receivable	$8,800	$10,936
Allowance for SSDs, price protection, rights of return and other activities	(2,689)	(4,400)
Total accounts receivable, net	$6,111	$6,536

Inventories.

Inventories consisted of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$212	$1,149
Work-in-process	3,793	4,844
Finished goods	1,177	1,375
Total inventories	$5,182	$7,368

For the years ended December 31, 2016 and 2015, we realized a benefit of $1.1 million and $0.9 million, respectively, from sales of previously reserved products. For the year ended December 31, 2014 we recorded inventory write-downs of $3.6 million. Inventory write-downs were primarily associated with products built in excess of customer demand which resulted in excess inventory levels, legacy products for which no demand exists and lower of cost or market write-downs associated with CBRAM products for which costs exceeded market value.

Other Current Assets.

Other current assets consisted of the following (in thousands):

	December 31,
	2016	2015
Foreign research credit receivable	$—	$1,063
Other current assets	105	123
Total other current assets	$105	$1,186

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Machinery and equipment	$7,351	$6,627
Furniture and fixtures	77	77
Leasehold improvements	4,252	141
Computer software	668	668
Construction in progress	1,098	52
Property and equipment, at cost	13,446	7,565
Accumulated depreciation and amortization	(7,484)	(6,656)
Property and equipment, net	$5,962	$909

Depreciation and amortization expense of property and equipment for the years ended December 31, 2016, 2015, and 2014 was $1.0 million, $1.5 million, and $1.8 million, respectively.

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued sales commission payable	$366	$300
Accrued manufacturing expenses	149	271
Deferred rent	388	196
Liabilities to certain customers	663	—
Other accrued liabilities	610	698
Total accrued expenses and other current liabilities	$2,176	$1,465

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

Financial liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
As of December 31, 2016
Assets:
Money market funds	$16,540	$—	$—	$16,540
As of December 31, 2015
Assets:
Money market funds	$20,007	$—	$—	$20,007

As of December 31, 2016 and 2015, we had no financial liabilities measured at fair value on a recurring basis.

The following table sets forth a reconciliation the changes in fair value of preferred stock warrants (in thousands):

Balance as of December 31, 2013	$262
Issuance of preferred stock warrants	66
Change in fair value of preferred stock warrants	(206)
Balance as of December 31, 2014	122
Issuance of preferred stock warrants	863
Change in fair value of preferred stock warrants	907
Conversion of warrants upon IPO	(1,892)
Balance as of December 31, 2015	$—

Note 4. Purchased Intangible Assets.

In 2012, in connection with our purchase of the serial flash memory product line assets from Atmel Corporation, we recorded $16.4 million of intangible assets.

Intangible assets are as follows (in thousands):

		December 31, 2016
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	10	$4,282	$1,820	$2,462
Customer relationships	12	9,011	3,191	5,820
Customer backlog	1	2,779	2,779	—
Non-compete agreement	5	282	240	42
Total intangible assets subject to amortization		$16,354	$8,030	$8,324

		December 31, 2015
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	10	$4,282	$1,392	$2,890
Customer relationships	12	9,011	2,440	6,571
Customer backlog	1	2,779	2,779	—
Non-compete agreement	5	282	184	98
Total intangible assets subject to amortization		$16,354	$6,795	$9,559

We recorded amortization expense related to the acquisition-related intangible assets as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Operating expense category:
Research and development	$484	$484	$484
Sales and marketing	751	752	752
Total	$1,235	$1,236	$1,236

The estimated future amortization expense of acquisition-related intangible assets subject to amortization as of December 31, 2016 is as follows (in thousands):

Year Ended December 31,
2017	$1,221
2018	1,179
2019	1,179
2020	1,179
2021	1,179
Thereafter	2,387
Total	$8,324

Note 5. Borrowings.

Bridge Bank Loan.

In October 2013, we entered into the Business Financing Agreement (the “BFA”) with Bridge Bank N.A. The agreement consists of both a revolving credit facility under which we may borrow up to 80% of eligible accounts receivable but not to exceed $7.5 million and a term loan in the amount of $9.0 million. Interest on the revolving credit facility accrued at the bank’s prime rate, which under the BFA shall not be less than 3.25%, plus 1.25% while interest on the term loan accrued at the bank’s prime rate plus 3%. Under the term loan, we were required to make interest only payments through April 2014 and principal payments of $300,000 monthly thereafter plus interest. Borrowings under the BFA were secured by all of our assets and are subject to certain financial covenants, including maintaining minimum levels of EBITDA on a quarterly basis and a certain minimum asset coverage ratio based on the ratio of unrestricted cash plus certain accounts receivable to total outstanding under the agreement.

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

Opus Bank Term Loan.

In April 2015, we entered into a three-year $15.0 million credit agreement, or the term loan facility. The agreement provided for a senior secured term loan facility, in an aggregate principal amount of up to $15.0 million to be used for general corporate purposes including working capital, to repay certain indebtedness and for capital expenditures and other expenses. Interest accrued on outstanding borrowings at a rate equal to (a) the higher of (i) the prime rate (as publicly announced from time to time by the Wall Street Journal) and (ii) 3.25% plus (b) (i) 1.00% if our cash equivalents are greater than 125% of the outstanding principal of our borrowings under the term loan facility, or (ii) 2.00% if our cash and cash equivalents are less than or equal to 125% of such borrowings. Indebtedness we incurred under this agreement was collateralized by substantially all of our assets and the agreement contained financial covenants requiring us to maintain a monthly asset coverage ratio after September 30, 2015 of not less than 1.10 to 1.00, and quarterly adjusted EBITDA (measured on a trailing three-month basis) of $1 through March 31, 2016 and increasing to higher levels thereafter. Under the agreement, the quarterly EBITDA covenant was not applicable if the asset coverage ratio was met at all times during any particular quarter. The agreement contained customary affirmative and negative covenants, including covenants that limited or restricted our ability to, among other things, incur additional indebtedness, grant liens, make investments, repurchase stock, pay dividends, transfer assets, merge or consolidate and make acquisitions. Upon an occurrence of an event of default, we could have been required to pay interest on all outstanding obligations under the agreement at a rate of 5% above the otherwise applicable interest rate, and the lender could accelerate our obligations under the agreement.

Borrowings of $14.0 million under this facility were repaid in full in July 2016.

In connection with the term loan facility, Opus Bank received a warrant to purchase 31,897 shares of Series E convertible preferred stock. Upon the completion of our IPO on October 30, 2015 the preferred stock warrants were converted into 315,282 of our common stock warrants. In addition, we paid financing costs of $0.1 million. The financing costs and the value of the warrant, $1.0 million, were recorded as a debt discount and were being amortized over the life of the agreement. Amortization of debt discount was $0.2 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively. In connection with the repayment of this facility, the remaining unamortized debt discount of $0.4 million was recorded as interest expense in the consolidated statements of operations.

Western Alliance Bank Term Loan.

On July 7, 2016, the Company entered into a business financing agreement (“Credit Facility”) with Western Alliance Bank. The Credit Facility provides for (i) a term loan of up to $18.0 million and (ii) a revolving credit line advance in the aggregate amount of the lower of (x) $2.0 million and (y) 80% of certain of the Company’s receivables. The term loan made pursuant to the Credit Facility bears interest at a rate per annum equal to the greater of the prime rate or 3.5%, plus 0.75% (4.5% on December 31, 2016), and matures in June 2019.  The line of credit bears interest at a rate per annual equal to the greater of the prime rate or 3.5% plus 0.50% (4.25% on December 31, 2016), and matures in July 2018.The Company made interest-only payments on the term loan from July 2016 through September 2016 and will make interest payments and principal payments in 33 equal monthly installments starting October 2016. Indebtedness we incur under this agreement is collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. The Company paid a facility fee of $150,000 as well as a $25,000  diligence fee upon entry into the Credit Facility and an additional $10,000 is due on July 7, 2017. These fees have been recorded as a debt discount and are being amortized over the life of the agreement. During the year ended December 31, 2016, amortization of debt discount was $53,000 and the unamortized debt discount was $122,000 as of December 31, 2016.

The Credit Facility contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, the Company may not permit the ratio of the balance of unrestricted cash deposited at the financial institution to the total amounts owed with respect to the term loan to be less than 1.15 to 1.00. Upon an occurrence of an event of default, we could be required to pay interest on all outstanding obligations under the agreement at a rate of 5% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. We were not in compliance with the financial covenants to maintain the maximum daily liquidity ratio, as defined in the agreement, during the months of August, September, October and November 2016. On February 13, 2017, the bank waived as of December 31, 2016 the Company’s default under the Credit Facility (see Note 14).

Outstanding borrowings consisted of the following (in thousands):

	December 31,
	2016	2015
Term loan, current	$6,466	$5,606
Term loan, non-current	9,775	7,814
Line of credit	1,807	—
Total	$18,048	$13,420

Future repayments on outstanding borrowings (excluding unamortized discount of $0.1 million as of December 31, 2016) are as follows: (in thousands)

Year ending December 31,
2017	$6,545
2018	8,352
2019	3,273
$18,170

Interest expense incurred under our borrowings was $1.3 million, $1.1 million, and $0.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
United States	$6,301	$8,831	$7,318
Rest of Americas	483	602	751
Europe	5,809	4,817	7,261
Asia Pacific	31,051	28,711	25,885
Rest of world	324	298	250
Total	$43,968	$43,259	$41,465

Long-lived assets are attributed to the geographic region were they are located. Long-lived assets by geographic region were as follows (in thousands):

	December 31,
	2016	2015
United States	$5,489	$369
Asia Pacific	472	538
Europe	1	2
Total property and equipment, net	$5,962	909

Note 7. Commitments and Contingencies.

Operating Leases.

The Company leases office facilities under various non-cancelable operating lease agreements. Certain lease agreements contain free or escalating rent payment provisions. The Company recognizes rent expense under such leases on a straight-line basis over the term of the lease with the difference between the expense and the payments recorded as deferred rent on the consolidated balance sheets. Any reimbursements by the landlord for tenant improvements are considered lease incentives, the balance of which is recorded as a lease incentive obligation within deferred rent on the consolidated balance sheets, and amortized as a reduction of rent expense over the life of the lease. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term.

On November 2, 2015, the Company extended the lease for its headquarters by six months to July 2016 by entering into that certain Amendment to Commercial Sublease, dated November 2, 2015, between the Company and eGain Corporation. The Amendment provided for a base rent during the extension period of $47,000 per month. Subsequently, we extended the lease to August 31, 2016.

Additionally, on November 2, 2015, the Company entered into a lease with Peterson Ridge LLC pursuant to which the Company leased a new headquarters facility, consisting of an aggregate of approximately 34,000 square feet of space in Santa Clara, California.

The initial term of the lease commenced on November 2, 2015 and is scheduled to end on July 31, 2023 and may be extended, at the Company’s option, for an additional five-year period following the initial lease term.

Pursuant to the lease, monthly base rental payments due under the lease are expected to be approximately $93,000 per month between August 1, 2016 and February 27, 2017, with annual increases of approximately 3% thereafter. The Company must also pay for certain other operating costs under the lease, including operating expenses, taxes, assessments, insurance, utilities, securities and property management fees. Peterson Ridge LLC is obligated to reimburse the Company for up to approximately $2.5 million of the Company’s out-of-pocket costs associated with any tenant improvements, as defined in the lease. The Company was reimbursed for this amount during the year ended December 31, 2016. As of December 31, 2016, the Company recorded a lease incentive obligation of $2.4 million in deferred rent on the consolidated balance sheet.

Rent expense under operating leases for 2016, 2015, and 2014 was $1.6 million, $1.0 million, and $0.7 million, respectively. Future minimum lease payments under operating leases are as follows:

	Total	2017	2018	2019	2020	2021	Thereafter
	(in thousands)
Operating leases	$8,219	$1,175	$1,177	$1,213	$1,249	$1,287	$2,118

Capital Leases.

We have entered into various lease agreements for equipment and software under capital leases with terms of between 24 to 48 months. The equipment and software under the leases are collateral for the lease obligations and are included within property, plant and equipment, net, on the consolidated balance sheets. There are no future minimum commitments for capital leases as of December 31, 2016.

Obligations under capital leases are included in accrued expenses and other current liabilities in the consolidated balance sheets. As of December 31, 2016 we had no obligations under capital leases.

Equipment acquired under capital leases is included in property and equipment, net and consisted of the following (in thousands):

	December 31,
	2016	2015
Computer software	$108	$108
Office equipment	49	49
Production equipment	44	44
Total	201	201
Accumulated depreciation and amortization	(201)	(180)
Property and equipment, net	$—	$21

Purchase Commitments.

As of December 31, 2016, we had purchase commitments with our third-party foundries of $1.9 million due within one year, $0.8 million for a licensing and development agreement, and $7.9 million in conjunction with an agreement with TowerJazz Panasonic Semiconductor Company.

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

Note 8. Convertible Preferred Stock and Convertible Preferred Stock Warrants.

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

In connection with the completion of the Company’s IPO on October 30, 2015 all 4,419,853 of its previously outstanding shares of convertible preferred stock were converted into 9,114,739 shares of common stock.

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

During the years ended December 31, 2015 and 2014, we recorded expense of $0.9 million and income of $0.2 million, respectively, for the change in fair value of these warrants.

Note 9. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We were authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share as of December 31, 2016 and 2015. Each holder of common stock is entitled to one vote per share. As of December 31, 2016, no dividends have been declared by the Board of Directors, however, the holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors.

Common Stock Reserved for Future Issuance.

As of December 31, 2016 and 2015, we had reserved shares of common stock for future issuances as follows:

	December 31,
	2016	2015
Warrants to purchase common stock	411,514	411,514
Stock option plan:
Options outstanding	991,895	796,356
Restricted stock units outstanding	490,954	874,508
Shares available for future option/RSU grants	1,275,685	940,338
Shares available for ESPP	231,355	150,000
Total	3,401,403	3,172,716

Common Stock Warrants.

The following common stock warrants were outstanding as of December 31, 2016 and 2015 and were the result of a conversion of preferred stock warrants upon the completion of our IPO on October 30, 2015.

Total amount of securities issuable under the outstanding warrants	Exercise Price	Issuance Date	Expiration Date
7,378	$12.20	2010	2017
74,141	$31.35	2012-2013	2019
329,995	$23.51	2014-2015	2022-2024
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

Employee Benefit Plans.

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

2015 Equity Incentive Plan.

In September 2015, our Board of Directors adopted, and in October 2015 our stockholders approved, our 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan became effective on the date immediately prior to the date of our IPO. As a result, 1,813,272 shares of common stock previously reserved but unissued under the 2007 Plan on the effective date of the 2015 Equity Incentive Plan became reserved for issuance under our 2015 Equity Incentive Plan, and we ceased granting awards under our 2007 Plan. The number of shares reserved for issuance under our 2015 Equity Incentive Plan will increase automatically on the 1st day of January of each of 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of our common stock as of the immediately preceding December 31. However, our Board of Directors may reduce the amount of the increase in any particular year.

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

2015 Employee Stock Purchase Plan.

In September 2015, our Board of Directors adopted, and in October 2015 our stockholders approved, our 2015 Employee Stock Purchase Plan (“ESPP”). The 2015 Employee Stock Purchase Plan became effective on the date of our IPO. We reserved 150,000 shares of our common stock for issuance under our 2015 Employee Stock Purchase Plan. The number of shares reserved for issuance under our 2015 Employee Stock Purchase Plan will increase automatically on the 1st day of January following the first offering date by the number of shares equal to 1% of the total outstanding shares of our common stock as of the immediately preceding December 31 (rounded to the nearest whole share). However, our Board of Directors may reduce the amount of the increase in any particular year. The aggregate number of shares issued over the term of our 2015 Employee Stock Purchase Plan will not exceed 2,250,000 shares of our common stock.

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

A summary of stock option and restricted stock units activity under the 2007 Plan and the 2015 Equity Incentive Plan is as follows:

	Stock Options
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2013	565,265	$3.6	5.9	$—
Granted	110,085	1.65
Exercised	(20,398)	1.66
Canceled	(50,540)	3.96
Outstanding as of December 31, 2014	604,412	$1.57	6.8	$—
Granted	202,662	5.18
Exercised	(5,952)	1.67
Canceled	(4,766)	2.31
Outstanding as of December 31, 2015	796,356	$2.49	6.5	$4,157
Granted	230,200	3.38
Exercised	(13,112)	1.80
Canceled	(21,549)	3.73
Outstanding as of December 31, 2016	991,895	$2.68	6.3	$161
Options vested and expected to vest as of December 31, 2016	977,217	$2.66	6.2	$160
Options vested and exercisable as of December 31, 2016	723,692	$2.25	5.3	$150

	Restricted stock units
	Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2014	—	—
Granted	880,072	5.95
Released	—	—
Forfeited/expired	(5,564)	5.95
Outstanding as of December 31, 2015	874,508	$5.95	1.8	$6,742
Granted	69,414	4.82
Released	(438,086)	5.95
Forfeited/expired	(14,882)	5.70
Outstanding as of December 31, 2016	490,954	$5.80	0.5	$908

Additional information regarding stock options outstanding and vested as of December 31, 2016 is summarized below:

				Options Vested and
	Options Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Shares	Average
	Stock	Remaining	Exercise	subject	Exercise
	Options	Contractual	Price per	to Stock	Price per
Exercise Prices	Outstanding	Life (Years)	Share	Options	Share
$0.99	63,696	0.1	$0.99	63,696	$0.99
$1.60	12,300	9.8	1.60	1,966	1.60
$1.65	515,170	5.0	1.65	472,729	1.65
$3.30	139,246	8.2	3.30	113,165	3.30
$3.48	206,512	9.0	3.48	47,903	3.48
$10.00	54,971	8.7	10.00	24,233	10.00
$0.99-$10.00	991,895	6.3	2.68	723,692	2.25

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

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

	Year Ended December 31,
	2016	2015	2014
Volatility	52%	40%	67%
Expected dividend yield	—	—	—
Risk-free rate	1.34%	1.59%	1.84%
Expected term (in years)	6	5	6

The following table presents the effects of stock-based compensation for stock options, restricted stock units, and ESPP (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$81	$19	$4
Research and development	1,038	263	86
Sales and marketing	706	153	30
General and administrative	1,518	352	126
Total	$3,343	$787	$246

Stock-based compensation expense capitalized to inventories was not material during the years ended December 31, 2016, 2015 and 2014.

We did not realize any income tax benefit from stock option exercises in either of the periods presented due to recurring losses and valuation allowances.

As of December 31, 2016, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $0.5 million, and this amount is expected to be recognized over a weighted-average period of approximately 1.8 years.

As of December 31, 2016 the total unrecognized compensation cost related to RSU’s and ESPP was $2.3 million and $13,000, respectively, and these amounts are expected to be recognized over 0.9 years and 0.1 years, respectively.

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

Note 11. Income Taxes.

The components of our income (loss) before provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
			(unaudited)
United States	$(11,843)	$(9,232)	$(7,885)
Foreign	215	788	(909)
Loss before provision for (benefit from) income taxes	$(11,628)	$(8,444)	$(8,794)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	2	3	3
Foreign	(19)	(38)	123
Total current provision for (benefit from) income taxes	(17)	(35)	126
Deferred:
Federal	1	(26)	14
State	—	—	—
Total deferred provision for (benefit from) income taxes	1	(26)	14
Total	$(16)	$(61)	$140

The reconciliation of the federal statutory income tax to our effective tax is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal tax at statutory rate	$(3,954)	$(2,871)	$(2,989)
State taxes	(184)	(155)	(185)
Foreign rate differential	(14)	(233)	310
Nondeductible expenses	(48)	161	92
Research and development credit	(180)	(153)	(481)
Stock compensation	784	109	74
Change in valuation allowance	3,580	3,081	3,319
Total	$(16)	$(61)	$140

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$27,541	$25,814
Accruals and reserves	4,502	3,893
Amortization of intangible assets	1,248	1,198
Tax credit carryforwards	2,808	2,441
Depreciation	602	414
Other	226	181
Gross deferred tax assets	36,927	33,941
Valuation allowance	(36,333)	(32,753)
Total deferred tax assets	594	1,188
Deferred tax liabilities:
Change in tax accounting method for reserves and allowances	(594)	(1,188)
Amortization of intangible assets	(2)	(1)
Total deferred tax liabilities	(596)	(1,189)
Net deferred tax liability	$(2)	$(1)

In accordance with ASC 740, Income Taxes, a valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on our review of both the positive and negative evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting its results, we have concluded that it is more likely than not that the we will not be able to realize all of our U.S. deferred tax assets. Therefore, we have established a valuation allowance to offset net deferred tax assets as of December 31, 2016, 2015 and 2014 due to the uncertainty of realizing future tax benefits from our net operating loss (“NOL”) carryforwards and other deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2016, 2015, and 2014 was an increase of approximately $3.6 million, $3.1 million, and $3.3 million, respectively.

Our foreign deferred tax assets are immaterial and have not been included in the provision calculations. We reassess the need for our valuation allowance on a quarterly basis.

Based on our review discussed above, the realization of deferred tax assets is dependent on improvements over present levels of consolidated pre-tax income. Until we are consistently profitable in the U.S., we will not realize our deferred tax assets. Deferred income taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries. The amount of such earnings as of December 31, 2016 was $1.0 million. These earnings have been permanently reinvested and we do not plan to initiate any action that would precipitate the payment of income tax thereon. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

As of December 31, 2016, we had federal and state NOL carryforwards of $72.2 million and $51.5 million available to offset future taxable income. The federal NOL carryforwards will expire at various dates beginning in 2027, if not utilized. The state NOL carryforward will expire at various dates beginning in 2017, if not utilized. In addition, as of December 31, 2016, we had federal and state research and development tax credit carryforwards of $3.2 million and $3.7 million. The federal research and development credit carryforwards will expire beginning in 2027 if not utilized. The state research and development tax credit carryforwards do not expire.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2013	$2,210
Tax positions related to the current year:
Additions	774
Balance as of December 31, 2014	2,984
Tax positions related to the current year:
Additions	436
Tax positions related to the prior year:
Reductions	(285)
Balance as of December 31, 2015	3,135
Tax positions related to the current year:
Additions	462
Tax positions related to the prior year:
Reductions	(7)
Balance as of December 31, 2016	$3,590

Our total amounts of unrecognized tax benefits that, if recognized, that would affect its tax rate are $11,000 and $11,000 as of December 31, 2016 and 2015, respectively.

While it is often difficult to predict the final outcome of any particular uncertain tax position, we do not believe it is reasonably possible that the total amount of unrecognized tax benefit as of December 31, 2016 will materially change in the next twelve months.

Our policy is to classify interest and penalties associated with unrecognized tax positions, if any, as components of our income tax provision. Interest and penalties were not significant during the year ended December 31, 2016.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss and credit carryforwards, our income tax returns generally remain subject to examination by federal, state and international authorities.

Note 12. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2016	2015	2014
Preferred stock	—	—	9,114,739
Stock options	991,895	796,356	549,906
Restricted stock units	490,954	874,508	—
Preferred stock warrants	—	—	86,930
Common stock warrants	411,514	411,514	218,618
	1,894,363	2,082,378	9,970,193

Note 13. Other Income (Expense), Net.

Other income (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revaluation of convertible preferred stock warrant liability	$—	$(907)	$206
Other income (expense)	(50)	212	(92)
Other income (expense), net	$(50)	$(695)	$114

Note 14. Related Party Transactions

The Company purchases certain wafers from Altis Semiconductor S.N.C., which was acquired by X-FAB Silicon Foundries in 2016, who is a shareholder of the Company.  Total payments made during the years ended December 31, 2016, 2015 and 2014 were $314,000, $446,000 and $1,121,000, respectively.  As of December 31, 2016 and 2015, invoices totaling $195,000 and $94,000, respectively, were included within accounts payable on the consolidated balance sheets.

Note 15. Subsequent Events.

On February 13, 2017, the Company entered into a First Business Financing Modification agreement dated as of December 30, 2016 with Western Alliance Bank amending a negative covenant so as not to permit the ratio of (i) the balance of unrestricted cash plus the Company’s eligible receivables, as defined in the agreement, net of reserve to (ii) the aggregate amount of advances, as defined in the agreement, owing from the Company to be less than 1.50 for 1.00 at any time and to reduce the required minimum aggregate balance of cash in a deposit account at the bank from 115% to 100% of the total amounts owing with respect to the term loan. Under the amendment, the bank also waived the Company’s default under the agreement due to its failure to maintain the minimum daily Liquidity Ratio, as defined in the agreement, during the months of August, September, October and November 2016.

Note 16. Selected Unaudited Quarterly Financial Data.

The following tables show a summary of the Company’s unaudited quarterly financial information for each of the four quarters of 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Revenue	$12,330	$11,180	$10,282	$10,176
Gross profit	$6,243	$5,377	$4,734	$4,996
Net loss	$(1,722)	$(4,078)	$(4,272)	$(1,540)
Net loss per share - Basic and diluted	$(0.11)	$(0.27)	$(0.29)	$(0.10)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2015	2015	2015	2015
Revenue	$11,826	$11,143	$10,600	$9,690
Gross profit	$5,397	$5,033	$4,194	$3,860
Net loss	$(3,264)	$(1,076)	$(1,766)	$(2,277)
Net loss per share - Basic and diluted	$(0.32)	$(1.90)	$(3.14)	$(4.07)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the CEO and CFO, our management conducted an assessment of the effectiveness of internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal controls over financial reporting occurred during the three months ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than as described above, there have been no such changes during the three months ended December 31, 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on the 23rd day of March 2017.

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

Signature	Title	Date

/s/ Narbeh Derhacobian Narbeh Derhacobian	President, Chief Executive Officer and Director	March 23, 2017
(Principal Executive Officer)

/s/ Ron Shelton Ron Shelton	Chief Financial Officer	March 23, 2017
(Principal Accounting and Financial Officer)

/s/ Nelson Chan Nelson Chan	Director	March 23, 2017

/s/ Barry Cox Barry Cox	Chairman	March 23, 2017

/s/ Keith Crandell Keith Crandell	Director	March 23, 2017

/s/ Francis Lee Francis Lee	Director	March 23, 2017

/s/ Kevin Palatnik Kevin Palatnik	Director	March 23, 2017

EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	File No.	Incorporated by Reference		Filed Herewith
				Exhibit	Filing Date

3.1	Restated Certificate of Incorporation.	S-1/A	333-206940	3.02	10/5/2015

3.2	Amended and Restated Bylaws.	S-1/A	333-206940	3.04	10/5/2015

4.2	Fourth Amended and Restated Investors’ Rights Agreement	S-1	333-206940	4.01	9/14/2015

10.1+	Form of Indemnification Agreement.	S-1/A	333-206940	10.01	10/5/2015

10.2+	2007 Equity Incentive Plan and form of option grant.	S-1	333-206940	10.02	9/14/2015

10.3+	2015 Equity Incentive Plan and form of equity awards.	S-1/A	333-206940	10.03	10/5/2015

10.4+	2015 Employee Stock Purchase Plan.	S-1/A	333-206940	10.04	10/5/2015

10.5+	Amended and Restated Employment Agreement, by and between the Registrant and Narbeh Derhacobian, dated August 16, 2013.	S-1	333-206940	10.08	9/14/2015

10.6+	Offer Letter, dated May 30, 2013, by and between the Registrant and Ron Shelton.	S-1	333-206940	10.09	9/14/2015

10.7+	Amended and Restated Offer of Employment, dated August 16, 2013, between the Registrant and Ishai Naveh.	10-K

10.8	Lease by and between the Registrant and Peterson Ridge LLC, dated November 2, 2015.	8-K	001-37582	10.2	11/6/2015

10.9	Business Financing Agreement by and between the Registrant and Western Alliance Bank, dated July 7, 2016.	10-Q	001-37582	10.1	11/14/2016

10.10	First Business Financing Modification Agreement between the Registrant and Western Alliance Bank, dated July 7, 2016.					X

10.11	Cell Library License Agreement by and between the Registrant and Atmel Corporation, dated September 28, 2012.	S-1	333-206940	10.12	9/14/2015

10.12	Process Technology and IP License Agreement by and between the Registrant and Atmel Corporation, dated September 28, 2012.	S-1	333-206940	10.13	9/14/2015

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 71 of this report).					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

Exhibit Number	Description of Exhibit	Form	File No.	Incorporated by Reference		Filed Herewith
				Exhibit	Filing Date

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+	Indicates a management contract or compensatory plan.
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