Form 10-K/A
period 2016-12-31
ADESTO TECHNOLOGIES Corp
filed 2017-04-28
CIK 1395848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to                     .

Commission File Number 001-37582

ADESTO TECHNOLOGIES CORPORATION

(Exact name of the registrant as specified in its charter)

Delaware	16-1755067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Peterson Way, Santa Clara, California	95054
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:

(408) 400-0578

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

As of April 1, 2017, there were 15,733,709 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ADESTO TECHNOLOGIES CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2016

PART III

As used in this report, the terms “Adesto,” “we,” “us,” and “our” mean Adesto Technologies Corporation and its subsidiaries unless the context indicates otherwise.

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the Securities and Exchange Commission on March 24, 2017 (the “Original Filing”). We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

In addition, we have filed the following exhibits herewith:

•	31.03 Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer; and

•	31.04 Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer.

Except as described above, no other amendments are being made to our annual report on Form 10-K filed on March 24, 2017.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our board of directors currently consists of six directors and is divided into three classes with each class serving for three years, and with the terms of office of the respective classes expiring in successive years. Our board of directors currently expects to nominate two Class II directors for election at our 2017 annual meeting of stockholders. The terms of office of directors in Class III and Class I do not expire until the annual meetings of stockholders held in 2018 and 2019, respectively. The members of our board of directors are identified below, along with their ages at April 1, 2017 and other information.

Name of Director	Age	Director Since
Class II Directors — Terms Expiring 2017:

Francis Lee(1)(3)	64	July 2015

Kevin Palatnik(1)(2)	59	August 2015

Class III Directors — Terms Expiring 2018:

Nelson Chan(1)(2)(4)	55	September 2010

Narbeh Derhacobian	54	January 2006

Class I Directors — Terms Expiring 2019:

Barry Cox(5)	74	July 2014

Keith Crandell(2)(3)	56	February 2007

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee
(4)	Lead independent director
(5)	Chairman of the board of directors

Francis Lee has been a director of our company since July 2015. Mr. Lee has served as the Chairman of the Board of Directors of Synaptics Incorporated, a semiconductor company, since October 2008 and a director of that company since December 1998. Mr. Lee served as Chief Executive Officer of Synaptics from December 1998 until July 2009 and as President of Synaptics from December 1998 to July 2008. Mr. Lee was a consultant from August 1998 to November 1998. From May 1995 until July 1998, he served as General Manager of NSM, a Hong Kong-based joint venture between National Semiconductor Corporation and S. Megga. Mr. Lee held a variety of executive positions for National Semiconductor from 1988 until August 1995. These positions included Vice President of Communication and Computing Group, Vice President of Quality and Reliability, Director of Standard Logic Business Unit, and various other operations and engineering management positions. Mr. Lee holds a B.S. degree in electrical engineering from the University of California, Davis. Our board of directors believes that Mr. Lee’s extensive knowledge of the semiconductor industry and his extensive business experience qualify him to serve on our board of directors.

Kevin Palatnik has been a director of our company since August 2015. Since February 2016, Mr. Palatnik has served as the Chief Financial Officer of Coherent, Inc., a supplier of laser systems and components. He served as the Chief Financial Officer of Audience, Inc., a provider of voice and audio solutions, from August 2011 until July 2015 when it was acquired by Knowles Corporation. From 1994 to 1999 and June 2001 to November 2010, he held various positions at Cadence Design Systems, Inc., an electronic design automation software company, including Corporate Controller and most recently Senior Vice President and Chief Financial Officer. Mr. Palatnik also spent 14 years at IBM where he held various engineering and executive financial positions. Mr. Palatnik holds a B.S. degree in industrial engineering and operations research, as well as an M.B.A. from Syracuse University. Our board of directors believes that Mr. Palatnik’s extensive business and financial experience over the past two decades qualify him to serve on our board of directors.

Nelson Chan has been a director of our company since September 2010 and has served as Lead Independent Director since September 2015. Mr. Chan served as Chief Executive Officer of Magellan Corporation, a consumer electronics company, from December 2006 to August 2008. From 1992 through 2006, he held various senior management positions at SanDisk Corporation, a flash memory storage company, including as Executive Vice President and General Manager, Consumer Business. Mr. Chan has been a director of Deckers Outdoor Corporation, a footwear, apparel and accessories design, marketing and distribution company, since December 2014, Outerwall Inc., a retail kiosk company, since July 2011 (and the Chairman of the Board since June 2013), Synaptics, since February 2007, and Socket Mobile, Inc., a provider of data capture products, since October 2016. He served on the board of Affymetrix, Inc., a genetic analysis company, from March 2010 until March 2016, when it was acquired by Thermo Fisher Scientific Inc. Mr. Chan also served as a member of the board of directors of Silicon Laboratories, a semiconductor company. Mr. Chan is also a member of the board of several privately-held companies. Mr. Chan holds a B.S. degree in electrical and computer engineering from the University of California at Santa Barbara and a M.B.A. from Santa Clara University. Our board of directors believes that Mr. Chan’s substantial experience with public and private companies, both as an executive and board member, and his expertise in building profitable technology companies qualify him to serve on our board of directors.

Narbeh Derhacobian co-founded our company in January 2006, and has served as our President and Chief Executive Officer and as a member of our board of directors since January 2006. During the twelve years prior to founding our company, he served in technical and managerial roles sequentially at Silicon Storage Technology, Inc., a flash memory company, Advanced Micro Devices, Inc., a semiconductor company, Virage Logic Corporation, a semiconductor company, and Cswitch Corporation, a semiconductor company. Mr. Derhacobian has a B.S. degree and M.S. degree in physics and a Ph.D., in solid state physics from the University of California, Los Angeles and an M.B.A. from San Jose State University. Our board of directors believes that Mr. Derhacobian is qualified to serve as a member of our board of directors because of the perspective and experience he brings as our President and Chief Executive Officer and his management and leadership experience.

Barry Cox has been a director of our company since July 2014 and the Chairman of our board of directors since October 2014. Mr. Cox served as the Chairman of the Board of Audience, Inc., a provider of voice and audio solutions, from October 2009 to September 2011 and as a member of its board of directors until July 2015 when it was acquired by Knowles Corporation. He served as director of Pixelworks, Inc., a semiconductor company, from March 2012 until May 2016. Mr. Cox served as the Executive Chairman of the board of Touchstone Semiconductor Inc., a manufacturer of integrated circuits, from November 2012 until March 2014, when it was acquired by Silicon Laboratories Inc. Mr. Cox was a director of Summit Microelectronics, a semiconductor company, from April 1999 until May 2012, when Summit was acquired by Qualcomm Incorporated. Mr. Cox was a director of Grandis, Inc., a magnetic memory licensing company, from March 2009 until April 2011, when Grandis was acquired by Samsung Electronics Co., Ltd. Mr. Cox has over 45 years of experience in executive leadership positions in the semiconductor industry, including Chief Operating Officer, Chief Executive Officer and Chairman of the Board, in publicly and privately held companies. Mr. Cox holds a B.S. degree in general engineering from the United States Air Force Academy and an M.B.A. from Boston University. Our board of directors believes that Mr. Cox’s leadership roles in the global semiconductor industry and his experiences gained from serving as director of the boards of other public semiconductor companies qualify him to serve on our board of directors.

Keith Crandell has been a director of our company since February 2007. Since July 1994, Mr. Crandell has served as a managing director of ARCH Venture Partners, a venture capital firm focused on early-stage technology companies. He is a director of several private companies and he also serves as a director of the Illinois Venture Capital Association. Mr. Crandell holds a B.S. degree in chemistry and mathematics from St. Lawrence University, an M.S degree in chemistry from the University of Texas at Arlington and an M.B.A. from the University of Chicago. Our board of directors believes that Mr. Crandell’s extensive knowledge of the semiconductor industry and his financial and investment expertise qualify him to serve on our board of directors.

There are no familial relationships among our directors and officers.

Our Executive Officers

The following table provides information regarding our executive officers as of April 1, 2017.

Name	Age	Position
Narbeh Derhacobian	54	President, Chief Executive Officer and Director
Barry Cox	74	Chairman of the Board
Ron Shelton	55	Chief Financial Officer
Shane Hollmer	49	Vice President, Engineering
Gideon Intrater	56	Chief Technology Officer
Raphael Mehrbians	57	Vice President, Marketing
Ishai Naveh	58	Vice President, Business Development
Tom Spade	50	Vice President, Worldwide Sales
Janet Wang	48	Vice President, Discrete Products Group

Our board of directors chooses executive officers, who then serve at the board of directors’ discretion. There is no family relationship between any of the directors or executive officers and any other director or executive officer of Adesto.

Narbeh Derhacobian co-founded our company in January 2006, and has served as our President and Chief Executive Officer and as a member of our board of directors since January 2006. For biographical information regarding Mr. Derhacobian, please refer to “Our Board of Directors,” above.

Barry Cox has been a director of our company since July 2014 and the Chairman of our board of directors since October 2014. For biographical information regarding Mr. Cox, please refer to “Our Board of Directors,” above.

Ron Shelton has served as our Chief Financial Officer since December 2011. Prior to joining our company, he served as Senior Vice President and Chief Financial Officer of GigOptix Inc., a fabless semiconductor company, from 2009 to January 2011. During the thirteen years prior to joining GigOptix, Inc., Mr. Shelton served as Chief Financial Officer sequentially at Cirrus Logic, Inc, a fabless semiconductor company, Lara Technology Inc., a network technologies company, Alliance Semiconductor Corporation, a semiconductor company, Alien Technology LLC, an RFID company, and IML, Inc., a semiconductor company. Mr. Shelton has a B.A. in economics from Stanford University.

Shane Hollmer co-founded our company in January 2006, and has served as our Vice President of Engineering since April 2007. During the fifteen years prior to founding our company, he served in engineering and engineering management roles at Advanced Micro Devices, Inc., a semiconductor company, Emosyn LLC, a fabless semiconductor company, and Monolithic Power Systems, Inc., a semiconductor company. Mr. Hollmer has a B.S. degree in electrical engineering from the University of California, Berkeley, and an M.B.A. from San Jose State University.

Gideon Intrater has served as our Chief Technology Officer since July 2015. Prior to joining our company, he served as an advisor to a number of companies including Adesto from April 2013 to September 2015. From June 1998 to August 2008 and December 2010 to February 2013, he served in a variety of capacities at MIPS Technologies, Inc., a semiconductor IP company including most recently as Vice President of Marketing from November 2011 to 2013. Prior to rejoining MIPS in December 2010, Mr. Intrater was Vice President of Architecture at Symwave Inc., a supplier of analog/mixed signal semiconductor solutions for consumer devices from October 2008 to December 2010. From August 1987 to June 1998, Mr. Intrater held positions of increasing responsibility at National Semiconductor Corporation, including Director of the Core Technology Unit. Mr. Intrater has a BSEE degree and a MSEE degree in electrical engineering from the Technion, Israel Institute of Technology, and an M.B.A. from San Jose State University.

Raphael Mehrbians has served as our Vice President of Marketing since February 2017. Prior to that, Mr. Mehrbians served as our General Manager of Communications Products from October 2015 to February 2017. Prior to joining our company, he served as an independent business development and executive management consultant to a variety of companies including Adesto from July 2015 to April 2016 and Vice President of Marketing and Sales at Saankhya Labs Inc., a fabless semiconductor company, from January 2012 to September 2014. Over his more than 25 years of experience, he has also held leadership roles at Lexar Media, Cirrus Logic, Inc. and National Semiconductor Corporation and Genesis Microchip, where he was Sr. Vice President of Product Marketing. Mr. Mehrbians has a B.S. degree and M.S. degree in electrical engineering from University of Michigan, Ann Arbor.

Ishai Naveh co-founded our company in January 2006, served as our Vice President of Marketing and Business Development from April 2007 to February 2017 and has served as our Vice President of Business Development since February 2017. Prior to founding our company, he served in various roles at Tower Semiconductor Ltd., a semiconductor company, from March 1993 to September 2007, including most recently as Vice President of Marketing for Non-volatile Memories and Mixed Signal Technologies from October 2002 to September 2007. Previously, he served in various roles at National Semiconductor Corporation, a semiconductor company, from September 1984 to March 1993. Mr. Naveh has a B.Sc. degree in physics from the Hebrew University and an M.B.A. from Heriott-Watt University.

Tom Spade has served as our Vice President Worldwide Sales since December 2014. Prior to joining our company, he served as Vice President of Worldwide Sales at Audience, Inc., a semiconductor company, from August 2010 to August 2014, and at Boston-Power, Inc., a battery systems company, from August 2009 to August 2010. Prior to that, he served as Vice President of Worldwide Sales at Validity, Inc., a sensor technology company, from June 2007 to August 2009. Mr. Spade served as Vice President of Worldwide Sales at Synaptics, a mobile interface solutions company, from March 1998 to June 2007. Prior to that, he served as the Director of Sales at Alliance Semiconductor from May 1993 until March 1998. Mr. Spade has a B.A. degree in economics and management from Albion College.

Janet Wang has served as our Vice President of the Discrete Products Group since August 2012. Prior to that, Ms. Wang served as our Vice President of CBRAM Technology Development from December 2009 to August 2012. From November 2007 to December 2009, she served as our Director of Technology Development. Prior to joining our company, Ms. Wang served in managerial and engineering roles sequentially at Broadcom Corporation, a network and communications company, from 2002 to 2007, Transmeta Corporation, a fabless semiconductor company, from 2000 to 2002, Advanced Micro Devices, Inc., a semiconductor company, from 1997 to 2000, and Aerospace Corporation, an aerospace research corporation, from 1995 to 1997. Ms. Wang has a B.Sc. degree, a M.Sc. degree and a Ph.D. degree in electrical engineering from the University of California, Los Angeles.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms furnished to us and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were met in fiscal 2016, except that on November 10, 2016 Forms 4 covering the vesting of restricted stock units on October 30, 2016 and, in some cases, related sales of stock to cover taxes due upon vesting were filed late for the following officers and directors: Nelson Chan, Barry Cox, Narbeh Derhacobian, Shane Hollmer, Gideon Intrater, Francis Lee, Ishai Naveh, Kevin Palatnik, Ron Shelton, Tom Spade and Janet Wang.

Code of Ethics

We have adopted codes of ethics, our Code of Business Conduct and Ethics, which applies to all employees, including our principal executive officers, our principal financial officer and all other executive officers, and our board of directors. The Code of Business Conduct and Ethics is available on our website at www.ir.adestotech.com under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address and location specified above.

Identification of Audit Committee and Financial Expert

We have a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee, including each member that our Board has determined is an “audit committee financial expert” under SEC rules and regulations, are identified below.

Members:	Nelson Chan Francis Lee Kevin Palatnik (Chair)

Financial Experts:	Our Board has unanimously determined that all Audit Committee members are financially literate under current listing standards of the NASDAQ Stock Market (“NASDAQ”), and at least one member has financial sophistication under NASDAQ listing standards. In addition, our Board has unanimously determined that Kevin Palatnik qualifies as an “audit committee financial expert” under SEC rules and regulations. Mr. Palatnik is independent as defined by current NASDAQ listing standards for Audit Committee membership.

Item 11. Executive Compensation

Executive Compensation and Related Information

The following tables and accompanying narrative disclosure set forth information about the compensation provided to certain of our executive officers during the years ended December 31, 2016, 2015 and 2014. These executive officers, who include our principal executive officer and the two most highly-compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of the fiscal year ended December 31, 2016, were

•	Narbeh Derhacobian, our President, Chief Executive Officer and Director (our “CEO”);

•	Ron Shelton, our Chief Financial Officer (our “CFO”); and

•	Tom Spade, our Vice President, Worldwide Sales.

We refer to these individuals as our “named executive officers.”

Executive Compensation Tables

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during the years ended December 31, 2016, 2015 and 2014. Mr. Spade was not a named executive officer during the years ended December 31, 2015 and 2014 and therefore his compensation for such years is not presented in the table below.

Name and Principal Position	Year	Salary	Bonus(1)	Option Awards(2)	Stock Awards(3)	Non-Equity Incentive Plan Compensation(4)		All Other Compensation	Total(5)
Narbeh Derhacobian	2016	$360,000	$—	$—	$—	$28,035		$—	$388,035
President and Chief Executive Officer	2015	303,807	2,033	10,564	1,471,500	—		—	1,787,904
	2014	297,375	1,766	19,466	—	—		—	318,607
Ron Shelton	2016	300,000	—	—	—	24,938		—	324,938
Chief Financial Officer	2015	272,921	—	31,019	507,868	—		—	811,808
	2014	272,594	—	82,002	—	—		—	354,596
Tom Spade	2016	270,000	—	—	9,240	40,500	(6)	—	319,740
Vice President, Worldwide Sales

(1)	Represents cash bonuses under our Patent Award Plan which rewards employees for invention of patentable ideas approved by the Patent Award Committee.
(2)	The amounts reported in this column represent the aggregate grant date fair value of stock options granted to our named executive officers during the years ended December 31, 2016, 2015 and 2014 as computed in accordance with Accounting Standards Codification Topic 718 (“ASC 718”). The amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by our named executive officers from the stock options.
(3)	The amounts reported in this column represent the aggregate grant date fair value of restricted stock units granted to our named executive officers during the years ended December 31, 2016, 2015 and 2014 as computed in accordance with ASC 718. The amounts reported in this column reflect the accounting cost for these restricted stock units, and do not correspond to the actual economic value that may be received by our named executive officers from the restricted stock units. Includes grant date fair value of $1,471,500, and $507,868 for Messrs. Derhacobian and Shelton, respectively, in connection with company-wide awards made in October 2015 to address the dilution of our employees’ and certain non-employee directors’ equity interests in our company as a result of the conversion of the Series E convertible preferred stock in connection with our initial public offering.
(4)	Except as noted otherwise, the amounts in this column represent total performance-based bonuses under our Second Half 2016 Bonus Plan earned for services rendered in the applicable period. See the “2016 Incentive Bonuses” below for information on awards made under our Second Half 2016 Executive Officer Incentive Bonus Plan.
(5)	The amounts in this column represent the sum of the compensation amounts reflected in the other columns of this table.
(6)	Mr. Spade’s 2016 incentive bonus was based on the achievement of revenue as described under “2016 Incentive Bonuses—Individual Bonus Plan for Tom Spade” below.

2016 Incentive Bonuses

Second Half 2016 Bonus Plan. In August 2016, our compensation committee approved a bonus plan for the second half of 2016 (“Bonus Plan”) for certain executive officers of the Company, including Messrs. Derhacobian and Shelton, with target bonus amounts thereunder of 17.5% of these executive officers’ total base salary for 2016 (each, the “on-target bonus payment”). Under the Bonus Plan, following completion of 2016, participants were eligible to receive a bonus based on attainment of performance objectives derived from our financial plan for the second half of 2016 and the non-financial management and business objectives (“MBOs”) established for each participant by our compensation committee. Performance objectives included achievement of financial goals for gross margin, revenue and adjusted EBITDA (as defined in our earnings releases) and MBOs, which were weighted at 70% and 30% respectively. Following the end of 2016, our compensation committee reviewed the achievement of Mr. Derhacobian’s and Mr. Shelton’s objectives and approved the cash incentive amount earned by them, each as described in the “Non-Equity Incentive Plan Compensation” column of Summary Compensation Table.

Individual Bonus Plan for Tom Spade. During 2016, Mr. Spade initially participated in a sales incentive compensation arrangement based on achievement of annual goals for revenue and design wins and MBOs, which were weighted at 55%, 30% and 15%, respectively, with a target bonus amount thereunder of $180,000 (and a maximum opportunity of $205,200). In August 2016, our compensation committee approved a special sales incentive compensation arrangement based solely on achievement of revenue goals for the second half of 2016 (the “Special Bonus Plan”). The target bonus amount under the Special Bonus Plan was $40,000, with a maximum opportunity of $50,000 and no guaranteed minimum thereunder. Our compensation committee reviewed the achievement of Mr. Spade’s objectives and approved the cash incentive amount earned by him described in the “Non-Equity Incentive Plan Compensation” column of Summary Compensation Table. Mr. Spade earned no bonus under the initial sales incentive compensation arrangement and $40,500 under the Special Bonus Plan.

2016 Equity Award

In February 2016, we granted Mr. Spade 1,540 restricted stock units. These restricted stock units vest as to 1/4 of the underlying shares on October 29, 2016 and the remainder will vest ratably over a 36-month period thereafter.

2016 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents, for each of our named executive officers, information regarding outstanding stock options and stock awards held as of December 31, 2016.

	Option Awards						Stock Awards
Name	Grant Date of Option Award	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Options Exercise Price ($)(1)	Option Expiration Date	Stock Awards – Number of Shares of Units of Stock That have Not Vested (#)		Stock Awards – Market Value of Shares or Units of Stock That Have Not Vested ($)(8)
Narbeh Derhacobian	2/15/2007(2)(3)	63,696	—	(4)	$0.99	2/14/2017
	5/11/2010(2)(3)	4,545	—	(5)	1.65	5/10/2020
	12/14/2010(2)(3)	121	—	(5)	1.65	12/13/2020
	12/13/2011(2)(3)	45	—	(6)	1.65	12/12/2021
	6/18/2013(2)(3)	20,181	—	(5)	1.65	6/17/2023
	8/11/2014(2)(3)	40	—	(6)	1.65	8/10/2024
	10/14/2014(2)(3)	50	—	(6)	1.65	10/13/2024
	4/29/2015(2)(3)	3,780	765	(7)	3.30	4/28/2025
	4/29/2015(2)(3)	50	—	(6)	3.30	4/28/2025
	9/29/2015(2)(3)	30	—	(6)	10.00	9/28/2025
							123,656	(2)(3)(9)	228,764

Ron Shelton	2/7/2012(2)(3)	1,393	—	(5)	1.65	2/6/2022
	6/18/2013(2)(3)	90,454	—	(5)	1.65	6/17/2023
	4/29/2015(2)(3)	11,360	2,276	(7)	3.30	4/28/2025
							42,678	(2)(3)(9)	78,954

Tom Spade	12/16/2014(2)(10)	20,357	20,370	(11)	1.65	12/15/2024
	9/29/2015(2)(3)	2,895	6,377	(6)	10.00	9/28/2025
							20,230	(2)(3)(9)	37,426
							1,091	(9)(11)	2,018

(1)	Represents the fair market value of a share of our common stock, as determined by our board of directors, on the option’s grant date
(2)	The option or restricted stock unit award is subject to 50% accelerated vesting following a change of control. See “—Employment Agreements” below.
(3)	The option or restricted stock unit award is subject to 100% accelerated vesting upon a qualifying termination of the executive’s employment with us following a change of control. See “— Employment Agreements” below.
(4)	The option vested over a four-year period as follows: 25% of the shares of our common stock underlying the options vest on the first anniversary of the individual’s vesting commencement date and, thereafter, the remaining shares of our common stock underlying the options vest in 36 equal monthly installments over the next three years. The vesting commencement date for Mr. Derhacobian’s options is February 21, 2007.
(5)	The option vested or vests over a four-year period as follows: 1/48th of the shares of our common stock underlying the option vest each month following the grant date.
(6)	Fully vested as of the grant date.
(7)	The option vested or vets over a two-year period as follows: 1/24th of the shares of our common stock underlying the option vest each month following the grant date.
(8)	Represents the fair market value of the unvested restricted stock units as of December 31, 2016 and assumes the fair market value of our common stock was $1.85 per share, the closing price of our common stock on December 31, 2016.
(9)	The restricted stock unit award vests over a two-year period as follows: 50% of the share subject to the award vest on the first anniversary of the date of grant and thereafter 12.5% of the shares subject to the award vest quarterly.
(10)	The option is subject to 50% accelerated vesting upon a qualifying termination of the executive’s employment with us. See “—Employment Agreements” below.
(11)	The option or restricted stock unit vests over a four-year period as follows: 25% of the shares of our common stock underlying the award vest on the first anniversary of the date of grant and, thereafter, the remaining shares of our common stock underlying the options vest in 36 equal monthly installments over the next three years.

Employment Agreements

Employment Agreements with Narbeh Derhacobian

On February 21, 2007, we entered into an employment agreement with Mr. Derhacobian in connection with his appointment as our President and Chief Executive Officer, which we subsequently amended and restated on August 16, 2013. The terms and conditions of his amended employment agreement provided for an annual base salary of $300,000, subject to review by the board of directors at the start of each fiscal year, and eligibility for an annual bonus, health insurance and other employee benefits as we establish for our employees from time to time. Pursuant to his amended and restated employment agreement, Mr. Derhacobian is an at-will employee of the company. In the event of a “Change in Control” (as such term is defined in his amended and restated employment agreement), Mr. Derhacobian is eligible to receive accelerated vesting with respect to 50% of the total number of unvested shares subject to all of his other outstanding stock options and restricted stock unit awards. In the event of a “Change in Control” (as such term is defined in his employment agreement) and Mr. Derhacobian’s termination other than for “Cause” (as such term is defined in his employment agreement) or self-termination for “Good Reason” (as such term is defined in his employment agreement), in either case upon or within 12 months following the Change in Control, Mr. Derhacobian is eligible to receive accelerated vesting with respect to 100% of the total number of unvested shares subject to all of his other outstanding stock options and restricted stock unit awards. In addition, in the event of such a qualifying termination, he would also receive a lump sum payment equal to the sum of twelve months of his then-current annual base salary, 100% of the target annual bonus and reimbursement of COBRA premiums for up to twelve months.

Employment Agreement with Ron Shelton

On May 30, 2013, we entered into an employment offer letter with Mr. Shelton in connection with his appointment as our Chief Financial Officer. The terms and conditions of his employment offer letter provided for an annual base salary of $275,000, subject to review by the board of directors at the start of each fiscal year, and eligibility for an annual equity and cash bonuses, health insurance and other employee benefits as we establish for our employees from time to time. Pursuant to his employment offer letter, Mr. Shelton is an at-will employee of the company. In the event of a “Change in Control” (as such term is defined in his employment offer letter), Mr. Shelton is eligible to receive accelerated vesting with respect to 50% of the total number of unvested shares subject to all of his other outstanding stock options and restricted stock unit awards. In the event of a “Change in Control” (as such term is defined in his employment offer letter) and Mr. Shelton’s termination other than for “Cause” (as such term is defined in his employment offer letter) or self-termination for “Good Reason” (as such term is defined in his employment offer letter), in either case upon or within 12 months following the Change in Control, Mr. Shelton is eligible to receive accelerated vesting with respect to 100% of the total number of unvested shares subject to all of his other outstanding stock options and restricted stock unit awards. In addition, in the event of such a qualifying termination, he would also receive a lump sum payment equal to the sum of twelve months of his then-current annual base salary, 100% of the target annual bonus and reimbursement of COBRA premiums for up to twelve months.

Employment Agreement with Tom Spade

On November 26, 2014, we entered into an employment offer letter with Mr. Spade in connection with his appointment as our Vice President of Worldwide Sales. The terms and conditions of his employment offer letter provided for an annual base salary of $240,000, subject to adjustment to $270,000 in the event we completed our initial public offering, and eligibility for an annual equity and cash bonuses, health insurance and other employee benefits as we establish for our employees from time to time. Pursuant to this agreement, he was granted options purchase 40,727 shares of common stock at an exercise price of $1.65 per share, of which options to purchase 10,281 shares vested on December 16, 2015, and the remainder will vest ratably over a 36-month period thereafter. Half of the unvested portion of these options will vest if we sell the company or we terminate Mr. Spade without cause. Pursuant to his employment offer letter, Mr. Spade is an at-will employee of the company.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee during 2016 were Nelson Chan, Keith Crandell and Kevin Palatnik. None of the members of our compensation committee in 2016 were at any time during 2016 or at any other time an officer or employee of Adesto or any of its subsidiaries, and none had or have any relationships with Adesto that are required to be disclosed under Item 404 of Regulation S-K. None of our current executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during the year ended December 31, 2016.

Director Compensation

During 2016 our non-employee directors were compensated in the following manner under our existing director compensation program.

Annual and Meeting Fees. During 2016, our non-employee directors received the following cash compensation for their service on the board of directors and its committees:

•	$35,000 annual cash retainer;

•	$19,000 for the chair of our audit committee and $8,000 for each of its other members;

•	$10,000 for the chair of our compensation committee and $5,000 for each of its other members; and

•	$6,000 for the chair of our nominating and corporate governance committee and $3,000 for each of its other members.

In addition, effective April 1, 2016, we established an annual fee for our lead independent director of $20,000. We pay this fee, the annual retainer fee and any additional fees to each director in equal quarterly installments in arrears.

Equity Awards. Our current non-employee director equity compensation policy provides that each newly-elected or appointed non-employee director will be granted stock option having a fair market value on the grant date equal to approximately $50,000 and, immediately following each annual meeting of our stockholders, each non-employee director will automatically be granted additional restricted stock units (“RSUs”) having a fair market value on the date of grant equal to approximately $30,000 if the non-employee director has served continuously as a member of our board of directors for at least six months. Each initial stock option award will have a ten-year term and will vest monthly over four years. Each RSU award will fully vest on the one-year anniversary of the grant date. Vesting of the stock options and RSUs is subject to the director’s continuous service on our board of directors. In addition to the awards provided for above, non-employee directors are eligible to receive discretionary equity awards.

Non-employee directors receive no other form of remuneration, perquisites or benefits, but are reimbursed for their expenses in attending meetings, including travel, meal and other expenses incurred to attend meetings solely among the non-employee directors.

The following table provides information for the year ended December 31, 2016 regarding all compensation awarded to, earned by or paid to each person who served as a director for some portion or all of 2016. Mr. Derhacobian, our President and Chief Executive Officer, and Mr. Cox, our Chairman of the Board (an executive officer (other than a named executive officer)), did not receive compensation for director service during 2016.

Director Compensation — 2016

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Alexei Andreev*(2)	$—	$—	$—	$—	$—
Nelson Chan	66,000	29,997	—	—	95,997
Keith Crandell	43,000	29,997	—	—	72,997
Francis Lee	49,000	29,997	—	—	78,997
Kevin Palatnik	59,000	29,997	—	—	88,997

*	Former director
(1)	Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with ASC 718 for RSU and/or stock option awards. The grant date fair value was determined using the closing price of our common stock on the date of grant. The amount reported in the Stock Awards and the Option Awards columns reflect the accounting cost for these stock-based awards, and do not correspond to the actual economic value that may be received by the directors from the awards. For information regarding the number of stock options and restricted stock units held by each director as of December 31, 2016, see the table below.
(2)	Mr. Andreev resigned from our board of directors, effective March 28, 2016.

Each person who served as a member of our board of directors during 2016 held the following aggregate number of shares of our common stock subject to outstanding stock options and restricted stock units as of December 31, 2016. For the holdings of Mr. Derhacobian, our President and Chief Executive Officer, please refer to “Executive Compensation—2016 Outstanding Equity Awards at Fiscal Year-End Table,” above.

Name	Number of Shares Underlying Stock Options Held as of December 31, 2016	Number of Shares Underlying Restricted Stock Units Held as of December 31, 2016
Alexei Andreev*	—	—
Nelson Chan	24,735	18,249
Barry Cox	31,816	12,873
Keith Crandell	—	8,241
Francis Lee	3,030	9,467
Kevin Palatnik	3,030	9,467

*	Former director

Adesto stock ownership information for each of our directors is shown under the heading “Security Ownership of Certain Beneficial Owners and Management” in Item 12 of this annual report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 1, 2017 by:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.

Percentage ownership of our common stock is based on 15,733,709 shares of our common stock outstanding on April 1, 2017. We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options or restricted stock units that are currently exercisable or exercisable or will settle within 60 days of April 1, 2017 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each of the individuals and entities named below that owns 5% or more of our common stock is c/o Adesto Technologies Corporation, 3600 Peterson Way, Santa Clara, CA 95054.

Name of Beneficial Owner	Shares Beneficially Owned		Percent Owned
Directors and Named Executive Officers
Narbeh Derhacobian	470,051	(1)	3.0%
Ron Shelton	220,929	(2)	1.4
Tom Spade	50,448	(3)	*
Nelson Chan	39,747	(4)	*
Barry Cox	46,257	(5)	*
Keith Crandell	2,276,511	(6)	14.5
Francis Lee	4,868	(7)	*
Kevin Palatnik	4,868	(8)	*
All executive officers and directors as a group (13 persons)	3,602,421	(9)	22.1%

Greater than 5% Beneficial Owners
ARCH Venture Fund VI, L.P.	2,276,511	(10)	14.5%
Harris & Harris Group, Inc.	1,769,868	(11)	11.2
Gilder, Gagnon, Howe & Co. LLC	1,762,661	(12)	11.2
Applied Ventures, LLC	1,503,651	(13)	9.6
Serge Dassault	846,977		5.4

*	Represents beneficial ownership of less than 1% of our outstanding shares of common stock.
(1)	Includes 62,237 shares subject to options that are exercisable within 60 days of April 1, 2017.
(2)	Includes 117,582 shares subject to options that are exercisable within 60 days of April 1, 2017.
(3)	Includes 34,271 shares subject to options that are exercisable within 60 days of April 1, 2017.
(4)	Includes 27,237 shares subject to options that are exercisable within 60 days of April 1, 2017.
(5)	Includes 30,166 shares subject to options that are exercisable within 60 days of April 1, 2017.
(6)	Represents 2,276,511 shares held by ARCH Venture Fund VI, L.P. as noted in footnote 10. Keith L. Crandell, one of our directors, is a managing director of ARCH Venture Partners VI, LLC, the sole general partner of ARCH Venture Partners VI, L.P., the sole general partner of ARCH Venture Fund VI, L.P., and may be deemed to share voting and investment power over the shares held by ARCH Venture Fund VI, L.P.
(7)	Includes 3,336 shares subject to options that are exercisable within 60 days of April 1, 2017.
(8)	Includes 3,336 shares subject to options that are exercisable within 60 days of April 1, 2017.
(9)	Includes (1) 552,259 shares subject to options held by all executive officers and directors that are exercisable within 60 days of April 1, 2017 and (2) 5,000 shares subject to restricted stock units held by all executive officers and directors that vest within 60 days of April 1, 2017.
(10)	Represents 2,276,511 shares held by ARCH Venture Fund VI, L.P. ARCH Venture Partners VI, L.P. is the sole general partner of ARCH Venture Fund VI, L.P., and may be deemed to beneficially own certain of the shares held of record by ARCH Venture Fund VI, L.P. ARCH Venture Partners VI, L.P. disclaims beneficial ownership of all shares held of record by ARCH Venture Fund VI, L.P. in which ARCH Venture Partners VI, L.P. does not have an actual pecuniary interest. ARCH Ventures Partners VI, LLC, as the sole general partner of ARCH Venture Partners VI, L.P., may be deemed to beneficially own certain of the shares held of record by ARCH Venture Fund VI, L.P. ARCH Venture Partners VI, LLC disclaims beneficial ownership of all shares held of record by ARCH Venture Fund VI, L.P. in which ARCH Venture Partners VI, LLC does not have an actual pecuniary interest. Clinton W. Bybee, Keith L. Crandell and Robert T. Nelsen are the managing directors of ARCH Venture Partners VI, LLC and may be deemed to share voting and investment power over the shares held by ARCH Venture Fund VI, L.P. The managing directors disclaim beneficial ownership of all shares held of record by ARCH Venture Fund VI, L.P. in which they do not have an actual pecuniary interest. Mr. Crandell is a member of our board of directors. The address for ARCH Venture Fund VI, L.P. is 8725 W. Higgins Road, Suite 290, Chicago, Illinois 60631.

(11)	Based solely on a Schedule 13D filing by Harris & Harris Group, Inc. on January 9, 2017. The address for Harris & Harris Group, Inc. is 1450 Broadway, 24th Floor, New York, New York 10018.
(12)	Based solely on a Schedule 13G filing by Gilder, Gagnon, Howe & Co. LLC on February 14, 2017 reflecting ownership as of December 31, 2015. The address is for Gilder, Gagnon, Howe & Co. LLC is 3 Columbus Circle, 26th Floor, New York, NY 10019.
(13)	Based solely on a Schedule 13G filing by Applied Materials, Inc. on February 6, 2017 reflecting ownership as of December 31, 2016, reporting shared voting and dispositive power over the shares. Represents shares of common stock held by Applied Ventures, LLC. The address for Applied Ventures, LLC is 3050 Bowers Ave., Santa Clara, CA 95054.

Equity Compensation Plan Information

The following table presents information as of December 31, 2016 with respect to compensation plans under which shares of our common stock may be issued. The category “Equity compensation plans approved by security holders” in the table below consists of the 2007 Equity Incentive Plan, 2015 Equity Incentive Plan and 2015 Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,482,849	(1)	$2.68	(2)	1,507,040	(3)
Equity compensation plans not approved by security holders	411,514	(4)	7.77		—

Total	1,894,363				1,507,040

(1)	Excludes purchase rights accruing under the 2015 Employee Stock Purchase Plan and includes 490,954 shares subject to outstanding RSUs.
(2)	The weighted average exercise price relates solely to outstanding stock option shares since shares subject to RSUs have no exercise price.
(3)	Includes 231,355 shares that remain available for purchase under the 2015 Employee Stock Purchase Plan and excludes 773,083 shares of common stock that are subject to outstanding awards under the 2007 Equity Incentive Plan. Any such shares of common stock that are subject to outstanding awards under the 2007 Equity Incentive Plan that are issuable upon the exercise of options that expire or become unexercisable for any reason without having been exercised in full will be available for future grant and issuance under the 2015 Equity Incentive Plan. In addition, the number of shares reserved for issuance under our 2015 Equity Incentive Plan will increase automatically on the first day of January of each of 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of our common stock as of the immediately preceding December 31. Similarly, the number of shares reserved for issuance under our 2015 Employee Stock Purchase Plan will increase automatically on the first day of January of each of 2016 through 2025 by the number of shares equal to 1% of the total outstanding shares of our common stock as of the immediately preceding December 31 (rounded to the nearest whole share).
(4)	Represents warrants granted as compensation for capital lease or financing transactions to commercial lenders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

From January 1, 2016 to the present, there have been no transactions, and there are currently no proposed transactions, in which the amount involved exceeds $120,000 to which we or any of our subsidiaries was (or is to be) a party and in which any director, director nominee, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest, except for payments set forth under Item 11 above.

Policies and Procedures for Related-Party Transactions

We have adopted a written related-person transactions policy that provides that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our common stock, and any members of the immediate family of the foregoing persons, are not permitted to enter into a material related-person transaction with us without the review and approval of our audit committee, or a committee composed solely of independent directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. The policy provides that any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of our common stock or with any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 will be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, we expect that our audit committee will consider the relevant facts and circumstances available and deemed relevant to the audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Independence of Directors

Our board of directors determines the independence of our directors by applying the independence principles and standards established by NASDAQ. These provide that a director is independent only if the board of directors affirmatively determines that the director does not have a relationship with the company which, in the opinion of the board of directors, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. They also specify various relationships that preclude a determination of director independence. Material relationships may include employment, commercial, accounting, family and other business, professional and personal relationships.

Applying these standards, the board of directors annually reviews the independence of the company’s directors, taking into account all relevant facts and circumstances. In its most recent review, the board of directors considered, among other things, the relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Based upon this review, our board of directors has determined that the following director nominee and members of our board of directors are currently independent as determined under the rules of the NASDAQ:

Nelson Chan	Francis Lee
Keith Crandell	Kevin Palatnik

All members of our audit committee, compensation committee, and nominating and corporate governance committee must be independent directors as defined by our Corporate Governance Guidelines. Members of the audit committee must also satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from Adesto or any of its subsidiaries other than their directors’ compensation. Our board of directors has determined that all members of our audit committee, compensation committee and nominating and corporate governance committee are independent and all members of our audit committee satisfy the relevant additional SEC independence requirements for the members of such committee.

Item 14. Principal Accountant Fees and Services

We regularly review the services and fees from our independent registered public accounting firm, BPM LLP. These services and fees are also reviewed with our audit committee annually. In accordance with SEC rules and regulations, BPM LLP periodically rotates the individuals who are responsible for Adesto’s audit.

The aggregate fees for fiscal years 2016 and 2015 for each of the following categories of services are as follows:

Fees Billed to Adesto	Fiscal Year 2016	Fiscal Year 2015
Audit fees(1)	$371,434	$785,198
Audit related fees(2)	—	—
Tax fees(3)	—	—
All other fees	—	—

Total fees	$371,434	$785,198

(1)	“Audit fees” include fees for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements and advisory services on accounting matters that were addressed during the annual audit and quarterly reviews. This category also includes fees for services that were incurred in connection with statutory and regulatory filings or engagements, such as consents and review of documents filed with the SEC.
(2)	“Audit related fees” include fees for professional services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements including subscription for the online library of accounting research literature and are not reported under “Audit Fees.”
(3)	“Tax fees” include fees for tax advice. Tax advice fees encompass a variety of permissible services, including technical tax advice related to federal and state income tax matters, and assistance with tax audits.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. Our audit committee may also pre-approve particular services on a case-by-case basis.

All of the services relating to the fees described in the table above were approved by our audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on the 28th day of April 2017.

ADESTO TECHNOLOGIES CORPORATION

By	/s/ Ron Shelton
Ron Shelton
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.3	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.4	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X