Form 10-Q
period 2017-03-31
ADESTO TECHNOLOGIES Corp
filed 2017-05-15
CIK 1395848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2017
Common Stock, $0.0001 par value per share	15,838,638 shares

ADESTO TECHNOLOGIES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$17,497	$19,719
Accounts receivable, net	6,062	6,111
Inventories	4,296	5,182
Prepaid expenses	659	462
Other current assets	102	105
Total current assets	28,616	31,579
Property and equipment, net	6,473	5,962
Intangible assets, net	8,015	8,324
Other non-current assets	375	296
Goodwill	22	22
Total assets	$43,501	$46,183
Liabilities, Convertible Preferred Stock and Stockholders' Equity
Current liabilities:
Accounts payable	$5,611	$5,167
Accrued compensation and benefits	1,786	1,599
Accrued expenses and other current liabilities	2,200	2,176
Term loan, current	6,476	6,466
Total current liabilities	16,073	15,408
Line of credit	1,898	1,807
Term loan	8,153	9,775
Deferred rent, non-current	2,725	2,826
Deferred tax liability, non-current	2	2
Total liabilities	28,851	29,818
Commitments and contingencies (See Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of March 31, 2017 and December 31, 2016; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 15,733,709 and 15,494,308 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	111,831	110,749
Accumulated other comprehensive loss	(252)	(230)
Accumulated deficit	(96,931)	(94,156)
Total stockholders' equity	14,650	16,365
Total liabilities and stockholders' equity	$43,501	$46,183

(1) The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue, net	$11,307	$10,176
Cost of revenue	5,753	5,180
Gross profit	5,554	4,996
Operating expenses:
Research and development	3,372	3,937
Sales and marketing	2,600	2,603
General and administrative	2,135	1,708
Gain from settlement with former foundry supplier	-	(1,962)
Total operating expenses	8,107	6,286
Loss from operations	(2,553)	(1,290)
Other income (expense):
Interest expense, net	(213)	(258)
Other income (expense), net	18	22
Total other income (expense), net	(195)	(236)
Loss before provision for income taxes	(2,748)	(1,526)
Provision for income taxes	27	14
Net loss	$(2,775)	(1,540)
Net loss per share
Basic and diluted	$(0.18)	$(0.10)
Weighted average number of shares used in computing net loss per share
Basic and diluted	15,642,286	14,974,718

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(2,775)	$(1,540)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(22)	(13)
Comprehensive loss, net of tax	$(2,797)	$(1,553)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,775)	$(1,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	824	809
Depreciation and amortization	304	230
Amortization of intangible assets	309	309
Amortization of debt discount	24	118
Gain from settlement with former foundry supplier	—	(1,962)
Changes in assets and liabilities:
Accounts receivable	49	1,119
Inventories	886	(1,211)
Prepaid expenses and other current assets	(194)	137
Other non-current assets	(79)	—
Accounts payable	225	(684)
Accrued compensation and benefits	187	354
Accrued expenses and other current liabilities	24	270
Deferred rent	(101)	—
Net cash used in operating activities	(317)	(2,051)
Cash flows from investing activities:
Acquisition of property and equipment	(605)	(350)
Net cash used in investing activities	(605)	(350)
Cash flows from financing activities:
Proceeds from issuance of common stock	258	—
Payments on revolving line of credit	(11,283)	—
Proceeds from revolving line of credit	11,374	—
Payments on term loan	(1,636)	(1,500)
Net cash used in financing activities	(1,287)	(1,500)
Effect of exchange rates on cash and equivalents	(13)	(18)
Net decrease in cash and cash equivalents	(2,222)	(3,919)
Cash and cash equivalents - beginning of period	19,719	23,089
Cash and cash equivalents - end of period	$17,497	$19,170
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$199	$272
Supplemental disclosures of non-cash investing information:
Purchase of property and equipment included in accounts payable	$219	$—

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

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to complete annual financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, for any other interim period or for any other future year.

The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures required by U.S. GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 23, 2017.

The consolidated financial statements include the results of our operations, and the operations of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

There have been no material changes to our significant accounting policies described in Note 1, Organization and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2016 that have had a material impact on our condensed consolidated financial statements and related notes, except as described below.

Use of Estimates.

The preparation of consolidated financial statements in conformity U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate those estimates, including those related to allowances for doubtful accounts, reserves for sales, warranty accrual, inventory write-downs, valuation of long-lived assets, including property and equipment and identifiable intangible assets and goodwill, loss on purchase commitments, valuation of deferred taxes and contingencies. In addition, we use assumptions when employing the Black-Scholes option-pricing model to calculate the fair value of stock options granted. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates.

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

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

We also monitor collectibility of accounts receivable primarily through review of our accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, record a charge in the period such determination is made. As of March 31, 2017 and December 31, 2016, there was no allowance for doubtful accounts.

Product Warranty.

Our products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During the year ended December 31, 2015, we recorded $250,000 for a specific potential warranty claim. As of March 31, 2017 and December 31, 2016, approximately $41,000 has been incurred relating to this potential warranty claim. As of March 31, 2017 and December 31, 2016, the warranty accrual was $209,000, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. Net losses from foreign currency translation of assets and liabilities were $22,000 and $13,000 for the three months ended March 31, 2017 and 2016, respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive loss, net of tax, a component of stockholders’ equity. Net gains arising from transactions denominated in currencies other than the functional currency were $13,000 and $22,000 for the three months ended March 31, 2017 and 2016, respectively and are included in other income (expense), net in the condensed consolidated statements of operations.

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

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. As a result of our favorable collection experience and customer concentration, there was no allowance for doubtful accounts as of March 31, 2017 and December 31, 2016.

Customer concentrations as a percentage of revenue were as follows:

	Three Months Ended March 31,
	2017	2016
Customer A	18%	16%
Customer B	11%	11%
Customer C	11%	14%

Customer concentrations as a percentage of gross accounts receivable were as follows:

	March 31,	March 31,
	2017	2016
Customer A	21%	15%
Customer B	16%	12%
Customer C	11%	17%

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, amending ASC 330. Upon adoption, this topic supersedes the existing guidance under ASC 330 and aims to simplify the subsequent measurement of inventory. Currently, inventory can be measured at the lower of cost or market, which could result in several potential outcomes, as market could be replacement cost, net realizable value or net realizable value less an approximately normal profit margin. The major amendments would be as follows: 1. Inventory should be measured at the lower of cost or net realizable value. 2. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. 3. The amendment does not apply to inventory measured under LIFO or the retail inventory method. 4. The amendment does apply to all other inventory, which includes inventory measured via FIFO or average cost. We adopted this guidance effective January 1, 2017 and it did not have a significant impact on our condensed consolidated financial statements.

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

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation, ASC Topic 718: Improvements to Employee Share-Based Payment Accounting. Under this ASU, several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. We adopted this guidance effective January 1, 2017. We elected to continue to account for forfeitures on an estimated basis. We have elected to present the condensed consolidated statements of cash flows on a prospective transition method and no prior periods have been adjusted.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The objective of this ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this update are effective for a public business entity that is a U.S. Securities and Exchange Commission filer for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendments should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We plan to adopt this guidance effective for periods beginning after December 15, 2017 (including interim reporting periods within those periods), or the first quarter of 2018, and are currently evaluating the impact on our consolidated financial statements

Note 2. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accounts receivable	$8,907	$8,800
Allowance for SSDs, price protection, rights of return and other activities	(2,845)	(2,689)
Total accounts receivable, net	$6,062	$6,111

Inventories.

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$302	$212
Work-in-process	3,014	3,793
Finished goods	980	1,177
Total inventories	$4,296	$5,182

For the three months ended March 31, 2017 and 2016, we realized a benefit of $0.4 million and $0.1 million, respectively, from the sales of previously reserved products. Inventory write-downs were primarily associated with products built in excess of customer demand which resulted in excess inventory levels, legacy products for which no demand exists and lower of cost or market write-downs associated with CBRAM products for which costs exceeded market value.

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Machinery and equipment	$7,957	$7,351
Furniture and fixtures	83	77
Leasehold improvements	4,252	4,252
Computer software	674	668
Construction in progress	1,304	1,098
Property and equipment, at cost	14,270	13,446
Accumulated depreciation and amortization	(7,797)	(7,484)
Property and equipment, net	$6,473	$5,962

The Company incurs costs for the fabrication of masks used by its foundry partners to manufacture its products. Beginning the first fiscal quarter of 2017, the Company capitalizes mask costs that are expected to be utilized in production manufacturing as the

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Company’s product development process has become more predictable and thus supports capitalization of the mask. The capitalized mask costs begin depreciating to cost of revenue once the products go into production. Depreciation is straight lined over a three year period which is the expected useful life of the mask. Previously mask sets were expensed to research and development.

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2017 and 2016 was $0.3 million and $0.2 million, respectively.

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued sales commission payable	$260	$366
Accrued manufacturing expenses	168	149
Deferred rent	396	388
Liabilities to certain customers	696	663
Product warranty	209	209
Other accrued liabilities	471	401
Total accrued expenses and other current liabilities	$2,200	$2,176

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

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
As of March 31, 2017
Assets:
Money market funds	$14,781	$—	$—	$14,781

As of December 31, 2016
Assets:
Money market funds	$16,540	$—	$—	$16,540

As of March 31, 2017 and December 31, 2016, we had no financial liabilities measured at fair value on a recurring basis.

Note 4. Intangible Assets, net.

In 2012, in connection with our purchase of the serial flash memory product line assets from Atmel Corporation, we recorded $16.4 million of intangible assets.

Intangible assets, net were as follows (in thousands):

	March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,282	$1,927	$2,355
Customer relationships	9,011	3,378	5,633
Customer backlog	2,779	2,779	—
Non-compete agreement	282	255	27
Total intangible assets subject to amortization	$16,354	$8,339	$8,015

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,282	$1,820	$2,462
Customer relationships	9,011	3,191	5,820
Customer backlog	2,779	2,779	—
Non-compete agreement	282	240	42
Total intangible assets subject to amortization	$16,354	$8,030	$8,324

We recorded amortization expense related to the acquisition-related intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Operating expense category:
Research and development	$122	$121
Sales and marketing	187	188
Total	$309	$309

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The estimated future amortization expense of acquisition-related intangible assets subject to amortization after March 31, 2017 is as follows (in thousands):

Year Ended December 31,
2017 (remaining 9 months)	$913
2018	1,179
2019	1,179
2020	1,179
2021	1,179
Thereafter	2,386
Total	$8,015

Note 5. Borrowings.

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

In connection with the term loan facility, Opus Bank received a warrant to purchase 31,897 shares of Series E convertible preferred stock. Upon the completion of our IPO on October 30, 2015 the preferred stock warrants were converted into 315,282 of our common stock warrants. In addition, we paid financing costs of $0.1 million. The financing costs and the value of the warrant, $1.0 million, were recorded as a debt discount and were being amortized over the life of the agreement. Amortization of debt discount was $0.1 million for the three months ended March 31, 2016 and $0.2 million and $0.4 million for the years ended December 31, 2016 and 2015, respectively. In connection with the repayment of this facility, the remaining unamortized debt discount of $0.4 million was recorded as interest expense in the consolidated statements of operations.

Western Alliance Bank Term Loan.

On July 7, 2016, the Company entered into a business financing agreement (“Credit Facility”) with Western Alliance Bank. The Credit Facility provides for (i) a term loan of up to $18.0 million and (ii) a revolving credit line advance in the aggregate amount of the lower of (x) $2.0 million and (y) 80% of certain of the Company’s receivables. The term loan made pursuant to the Credit Facility bears interest at a rate per annum equal to the greater of the prime rate or 3.5%, plus 0.75% (4.75% on March 31, 2017), and matures in June 2019.  The line of credit bears interest at a rate per annual equal to the greater of the prime rate or 3.5% plus 0.50% (4.5% on March 31, 2017), and matures in July 2018.The Company made interest-only payments on the term loan from July 2016 through September 2016 and will make interest payments and principal payments in 33 equal monthly installments starting October 2016. Indebtedness we incur under this agreement is collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. The Company paid a facility fee of $150,000 as well as a $25,000 diligence fee upon entry into the Credit Facility and an additional $10,000 is due on July 7, 2017. These fees have been recorded as a debt discount and are

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

being amortized over the life of the agreement. During the three months ended March 31, 2017, amortization of debt discount was $24,000 and the unamortized debt discount was $99,000 as of March 31, 2017.

The Credit Facility contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, the Company may not permit the ratio of the balance of unrestricted cash deposited at the financial institution to the total amounts owed with respect to the term loan to be less than 1.15 to 1.00. Upon an occurrence of an event of default, we could be required to pay interest on all outstanding obligations under the agreement at a rate of 5% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of March 31, 2017, we were in compliance with all financial covenants and restrictions.

Outstanding borrowings consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Term loan, current	$6,476	$6,466
Term loan, non-current	8,153	9,775
Line of credit	1,898	1,807
Total	$16,527	$18,048

Future repayments on outstanding borrowings (excluding unamortized discount of $99,000 as of March 31, 2017) are as follows (in thousands):

Year ending December 31,
2017 (remaining 9 months)	$4,909
2018	8,444
2019	3,273
$16,626

Interest expense incurred under our borrowings was $223,000 and $258,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$2,809	$1,710
Rest of Americas	61	204
Europe	1,868	1,544
Asia Pacific	6,471	6,598
Rest of world	98	120
Total	$11,307	$10,176

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Long-lived assets are attributed to the geographic region were they are located. Long-lived assets by geographic region were as follows (in thousands):

	March 31,	December 31,
	2017	2016
United States	$6,036	$5,489
Asia Pacific	436	472
Europe	1	1
Total property and equipment, net	$6,473	$5,962

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

On November 2, 2015, the Company extended the lease for its headquarters by six months to July 2016 by entering into that certain Amendment to Commercial Sublease (“Amendment”), dated November 2, 2015, between the Company and eGain Corporation. The Amendment provides for a base rent during the extension period of $47,000 per month. Subsequently, we extended the lease to August 31, 2016.

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

Pursuant to the lease, monthly base rental payments due under the lease are expected to be approximately $93,000 per month between August 1, 2016 and February 27, 2017, with annual increases of approximately 3% thereafter. The Company must also pay for certain other operating costs under the lease, including operating expenses, taxes, assessments, insurance, utilities, securities and property management fees. Peterson Ridge LLC is obligated to reimburse the Company for up to approximately $2.5 million of the Company’s out-of-pocket costs associated with any tenant improvements, as defined in the lease. The Company was reimbursed for this amount during the year ended December 31, 2016. As of March 31, 2017, the Company recorded a lease incentive obligation of $2.3 million in deferred rent on the condensed consolidated balance sheet.

Rent expense under operating leases was $0.2 million and $0.5 million for three months ended March 31, 2017 and 2016, respectively.

	Total	Remaining 2017	2018	2019	2020	2021	Thereafter
	(in thousands)
Operating leases	$7,923	$879	$1,177	$1,213	$1,249	$1,287	$2,118

Purchase Commitments.

As of March 31, 2017, we had purchase commitments with our third-party foundries of $3.0 million due within one year, $0.8 million for a licensing and development agreement, and $7.9 million in conjunction with an agreement with TowerJazz Panasonic Semiconductor Company.

Litigation.

Although we are not currently subject to any litigation, and no litigation is currently threatened against us, we may be subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Note 8. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We are authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share as of March 31, 2017 and December 31, 2016.  Each holder of common stock is entitled to one vote per share. As of March 31, 2017, no dividends have been declared by the Board of Directors, however, the holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors.

Common Stock Reserved for Future Issuance.

As of March 31, 2017 and December 31, 2016, we had reserved shares of common stock for future issuances as follows:

	March 31,	December 31,
	2017	2016
Warrants to purchase common stock	404,136	411,514
Stock option plan:
Options outstanding	1,414,526	991,895
Restricted stock units outstanding	410,664	490,954
Shares available for future grants/RSU grants	1,364,466	1,275,685
Shares available for ESPP	335,381	231,355
Total	3,929,173	3,401,403

Common Stock Warrants.

The following common stock warrants were outstanding as of March 31, 2017 and December 31, 2016 and were the result of a conversion of preferred stock warrants upon the completion of our initial public offering (“IPO”) on October 30, 2015.

Total amount of securities issuable under the outstanding warrants	Exercise Price	Issuance Date	Expiration Date
74,141	$31.35	2012-2013	2019
329,995	$2.38	2014-2015	2022-2024
404,136

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Under our 2015 Employee Stock Purchase Plan, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. Eligible employees will be able to select a rate of payroll deduction up to 15% of their base cash compensation. The purchase price for shares of our common stock purchased under our 2015 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

period and (ii) the last trading day of each purchase period in the applicable offering period. Except for the first offering period, each offering period will run for no more than six months, with purchases occurring every six months. The first offering period began upon the effective date of our IPO and was originally set to end on June 30, 2016. On May 25, 2016, the Board of Directors extended the initial offering period to July 31, 2016. Subsequent purchase periods will be 6 months in duration beginning on August 1, 2016. On July 29, 2016, we issued 68,392 shares of common stock in conjunction with the end date of the initial purchase window. On January 31, 2017, we issued 50,917 shares of common stock in conjunction with the end date of the most recent purchase window.

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

A summary of stock option and restricted stock units activity under the 2007 Plan and the 2015 Equity Incentive Plan is as follows:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2015	796,356	$2.49	6.5	$4,157
Granted	230,200	3.38
Exercised	(13,112)	1.80
Canceled	(21,549)	3.73
Outstanding as of December 31, 2016	991,895	2.68	6.3	$161
Granted	508,630	3.56
Exercised	(79,750)	1.30
Canceled	(6,249)	3.68
Outstanding as of March 31, 2017	1,414,526	$3.07	7.7	$1,844
Options vested and expected to vest as of March 31, 2017	1,361,842	$3.05	7.6	$1,810
Options vested and exercisable as of March 31, 2017	696,428	$2.45	5.8	$1,339

	Restricted stock units
	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregrate Intrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2015	874,508	$5.95	1.8	$6,742
Granted	69,414	4.82	—	—
Released	(438,086)	5.95	—	—
Forfeited/expired	(14,882)	5.70	—	—
Outstanding as of December 31, 2016	490,954	$5.80	0.5	$908
Granted	40,000	3.60
Released	(108,900)	5.95
Forfeited/expired	(11,390)	5.99
Outstanding as of March 31, 2017	410,664	$5.54	0.4	$1,704

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 9. Stock-based Compensation.

We record stock-based compensation based on fair value as of the grant date using the Black-Scholes option-pricing model. We recognize such costs as compensation expense on a straight-line basis over the employee’s requisite service period, which is generally four years. Our valuation assumptions are as follows:

Fair value of common stock. Prior to our IPO in October 2015, we estimated the fair value of our common stock using various valuation methodologies, including valuation analyses performed by third-party valuation firms. After the IPO, we used the publicly quoted price as the fair value of our common stock.

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

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

	Three Months Ended March 31,
	2017	2016
Volatility	86%	-
Expected dividend yield	-	-
Risk-free rate	2.20%	-
Expected term (in years)	6	-

The weighted-average grant date fair value of the options granted under the 2015 Equity Incentive Plan as calculated using the Black-Scholes option-pricing model was $2.59 per share for the three months ended March 31, 2017.

The following table presents the effects of stock-based compensation for stock options, RSU’s, and ESPP (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$21	$18
Research and development	255	255
Sales and marketing	167	169
General and administrative	381	367
Total	$824	$809

Stock-based compensation expense capitalized to inventories was not material during the three months ended March 31, 2017 and 2016.

We did not realize any income tax benefit from stock option exercises in any of the periods presented due to recurring losses and valuation allowances.

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2017, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $1.7 million, and this amount is expected to be recognized over a weighted-average period of approximately 3.2 years.

As of March 31, 2017, the total unrecognized compensation cost related to RSU’s and ESPP was $1.7 million and $51,000, respectively, and these amounts are expected to be recognized over 0.8 years and 0.3 years, respectively.

Note 10. Income Taxes.

We recorded an income tax provision of $27,000 and $14,000 for the three months ended March 31, 2017 and 2016, respectively. The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. The income tax provision reflects tax expense associated with state income tax, foreign taxes, uncertain tax positions and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. The decrease in the tax provision between 2017 and 2016 is primarily due to a decrease in foreign taxes and deferred tax expense associated with our deferred tax liability.

As of March 31, 2017, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period that such determination is made.

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of March 31, 2017.

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

Note 11. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2017	2016

Shares not used in computing net loss per share as considered anti-dilutive:
Preferred stock	—	—
Stock options	1,414,526	793,416
Preferred stock warrants	—	—
Common stock warrants	404,136	411,514
Restricted stock units	410,664	902,990
	2,229,326	2,107,920

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12. Related Party Transactions.

The Company purchases certain wafers from Altis Semiconductor S.N.C., which was acquired by X-FAB Silicon Foundries in 2016, who is a shareholder of the Company. We made no payments during the three months ended March 31, 2017 and $314,000 during the year ended December 31, 2016. As of March 31, 2017 and December 31, 2016, invoices totaling $195,000 and $195,000, respectively, were included within accounts payable on the condensed consolidated balance sheets.

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

The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. In this Quarterly Report, unless otherwise specified or the context otherwise requires, “Adesto,” “we,” “us,” and “our” refer to Adesto Technologies Corporation and its consolidated subsidiaries.

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

Our revenue is derived from the sale of our NVM products, primarily our standard serial flash memory products, which represented substantially all of our revenue for the three months ended March 31, 2017. On September 28, 2012, we purchased certain flash memory product assets from Atmel Corporation, or Atmel. The products we acquired as part of the acquisition were approaching the end of their life cycle and experiencing annual revenue declines. While we provide support for these products, we have not invested further in their research and development. Revenue from these legacy products have declined to $71,000 from $0.3 million for the three months ended March 31, 2017 and 2016, respectively and we expect no material revenue from these products in the future. Since the acquisition, we have invested in developing new products that are better suited for low-power, high-growth applications, accelerated development of select products and introduced new products based on the acquired technology. In 2013, we introduced the first of our next-generation DataFlash and Fusion Flash products, which have similar functionality to our legacy products, but also offer enhanced features such as ultra-deep power down and wide supply voltage range operation. Revenue from our next-generation NVM products were $11.2 million and $9.9 million for the three months ended March 31, 2017 and 2016, respectively. We had been exclusively developing products based on Conductive Bridging RAM, or CBRAM, technology prior to the acquisition of assets from Atmel. Since then, we have continued to invest our resources into developing and enhancing our families of CBRAM-based products, although revenue associated with these products has not been material to date. We have made and continue to make these upfront investments because we believe that the introduction of any fundamentally new semiconductor technology must necessarily go through a lengthy customer evaluation process and several cycles of improvement in the field before it can be widely adopted or generate material revenue.

For the three months ended March 31, 2017, our products were sold to more than 500 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 75% and 72% of our revenue from distributors during the three months ended March 31, 2017 and 2016, respectively. Sales to three distributors generated approximately 40% and 41% of our revenue during the three months ended March 31, 2017 and 2016, respectively. Additionally, we derived approximately 75% and

83% of our revenue internationally during the three months ended March 31, 2017 and 2016, respectively, the majority of which was recognized in the Asia Pacific, or APAC, region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped.

We employ a fabless manufacturing strategy and use market-leading suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy significantly reduces the capital investment that would otherwise by required to operate manufacturing facilities of our own.

Factors Affecting Our Performance

Product adoption in new markets and applications. We optimize our products to meet the technical requirements of the emerging IoT market. The growth in the IoT market is dependent on many factors, most of which are outside of our control. Should the IoT market not develop or develop more slowly, our financial results could be adversely affected.

Ability to attract and retain customers that make large orders. In 2016, our products were sold to more than 500 end customers, of which approximately 20 generated more than half our revenue. One end customer accounted for 10% or more of our revenue in 2016 and 2015 and the first three months of 2017. No end customer accounted for 10% or more of our revenue in 2014. While we expect the composition of our customers to change over time, our business and operating results will depend on our ability to continually target new and retain existing customers that make large orders, particularly those in growth markets which are less dependent on macroeconomic conditions.

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system cost of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements and qualified our NVM device for their products. The number of our design wins has grown from 65 in 2014 to 135 in 2015 and to 296 in 2016, including 63, 125 and 294 design wins for new products, respectively. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends. We had 96 new design wins during the first three months of 2017.

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

Components of Our Results of Operations

Revenue

We derive substantially all of our revenue through the sale of our NVM products to OEMs and ODMs, primarily through distributors. We generated 75% and 72% of our revenue from distributors during the three months ended March 31, 2017 and 2016, respectively. We recognize revenue from product sales when persuasive evidence of an arrangement exists and all other revenue recognition criteria are met. We sell the majority of our products to distributors and generally recognize revenue when we ship the product directly to the distributors since title and risk of loss transfers at that time.

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

Research and Development. Our research and development expenses consist primarily of personnel-related costs for the design and development of our products and technologies. Additional research and development expenses include product prototypes, mask costs, external test and characterization expenses, depreciation, amortization of design tool software licenses, amortization of acquisition-related intangible assets and allocated overhead expenses. We also incur costs related to outsourced research and development activities and joint venture activities. We expect research and development expenses to increase in absolute dollars for the foreseeable future as we continue to improve our product features, increase our portfolio of solutions and implement our CBRAM manufacturing technology in a new manufacturing facility.

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

Comparison of the Three Months Ended March 31, 2017 and 2016 (in thousands, except percentage data):

Revenue

	Three Months Ended March 31,		Change
	2017	2016	$	%
Revenue	11,307	10,176	1,131	11%

	Three Months Ended March 31,
	2017	2016
Revenue by geography:
United States	25%	17%
Europe	17%	15%
Asia Pacific	57%	65%
Rest of world	1%	3%

Revenue increased by $1.1 million, or 11%, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was due primarily to a 30% increase in unit shipments across our Fusion Flash, Bios Flash and Data Flash products.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2017	2016	$	%
Cost of revenue	$5,753	$5,180	$573	11%
Gross Profit	5,554	4,996	558	11%
Gross Margin	49%	49%

Cost of revenue increased by $0.6 million, or 11%, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was due primarily to increased unit shipments offset by a decrease in inventory writedowns.

Gross margin was unchanged during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Operating Expenses

	Three Months Ended March 31,		Change
	2017	2016	$	%
Operating expenses:
Research and development	$3,372	$3,937	$(565)	(14)%
Sales and marketing	2,600	2,603	(3)	—
General and administrative	2,135	1,708	427	25
Gain from settlement with former foundry supplier	-	(1,962)	1,962	100%
Total operating expenses	$8,107	$6,286	$1,821	29%

Research and Development. Research and development expense decreased by $0.6 million, or 14%, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This decrease was due primarily to a $0.2 million decrease in materials cost, a $0.2 million decrease in outside services, and a $0.2 million decrease in allocated facilities costs.

Sales and Marketing. There was virtually no change in sales and marketing expense during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

General and Administrative. General and administrative expenses increased $0.4 million, or 25%, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. This increase was due primarily to a $0.3 million increase in personnel-related costs.

Gain from settlement with a former foundry supplier. During the three months ended March 31, 2016, we recognized a non-cash gain of $2.0 million resulting from settlement of a disputed liability with a former foundry supplier. We did not recognize a similar gain or loss during the three months ended March 31, 2017.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2017	2016	$	%
Interest expense, net	$(213)	(258)	$45	17%
Other income (expense), net	18	22	(4)	(18)
Total other income (expense), net	$(195)	$(236)	$41	(17)%

Interest expense, net decreased by approximately $45,000 during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, due to a decrease in our net borrowings of $1.5 million.

Other income (expense), net decreased by approximately $4,000 during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2017	2016	$	%
Provision for income taxes	$27	$14	$13	93%

Provision for income taxes increased by $13,000 during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease was due primarily to a reduction in benefits related to our foreign subsidiaries as well as a reduction in benefits related to deferred taxes in the United States.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with gross proceeds from the sale of an aggregate of $78.5 million of convertible preferred stock, $22.5 million of term debt associated with the acquisition of the certain flash memory product assets from Atmel Corporation, and net proceeds from our initial public offering on October 30, 2015 of $22.1 million and aggregate borrowings under our current term loan and line of credit facility of $16.6 million. Our principal source of liquidity as of March 31, 2017 consisted of cash and cash equivalents of $17.5 million. We did not have any borrowing capacity available under our term loan as of March 31, 2017. We had approximately $0.1 million of additional borrowing capacity under our line of credit as of March 31, 2017. Our outstanding borrowings under this credit facility as of March 31, 2017 were $16.6 million. Substantially all of our cash and cash equivalents are held in the United States.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Cash flows used in operating activities	$(317)	$(2,051)
Cash flows used in investing activities	(605)	(350)
Cash flows used in financing activities	(1,287)	(1,500)

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

During the three months ended March 31, 2017, cash used in operating activities was approximately $0.3 million and was due primarily to a net loss of $2.8 million, partially offset by non-cash charges of $0.8 million related to stock-based compensation expense, $0.3 million related to depreciation and amortization, $0.3 million related to amortization of intangible assets, and an increase in our net assets and liabilities of $1.0 million. The increase in assets and liabilities is due primarily to a decrease in accounts receivable and inventories of $0.9 million, an increase in accounts payable, accrued compensation and accrued expenses of $0.4 million partially offset by a decrease in deferred rent of $0.3 million and an increase in prepaid expenses and other assets of $0.3 million.

During the three months ended March 31, 2016, cash used in operating activities was $2.1 million, primarily from a net loss of $1.5 million and the impact of a $2.0 million non-cash gain resulting from a settlement with a former foundry supplier partially offset by non-cash charges of $0.8 million related to stock based compensation expense and $0.6 million related to depreciation and amortization.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases of property and equipment. We expect to continue to make significant capital expenditures to support continued growth of our business. During the three months ended March 31, 2017 and 2016, cash used in investing activities was $0.6 million and $0.4 million, respectively, due to purchases of equipment and leasehold improvements related to our new headquarters facility in Santa Clara, CA.

Cash Flows from Financing Activities

During the three months ended March 31, 2017, cash used in financing activities was $1.3 million and was due primarily to repayments of borrowings of our term loan of $1.6 million, offset in part by proceeds from the issuance of common stock of $0.3 million.

During the three months ended March 31, 2016, cash used in financing activities was $1.5 million due to principal payments on outstanding loan obligations.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purpose.

Credit Facility

In July 2016, we entered into a business financing agreement (“Credit Facility”) with a financial institution. The Credit Facility, as amended, provides for (i) a term loan of up to $18.0 million and (ii) a revolving credit line advance in the aggregate amount of the lower of (x) $2.0 million and (y) 80% of certain of our receivables. The term loan made pursuant to the Credit Facility bears interest at a rate per annum equal to the greater of the prime rate and 3.5%, plus 0.75%, and matures in June 2019. The line of credit bears interest at a rate per annual equal to the greater of the prime rate or 3.5% plus 0.50%, and matures in July 2018. We will make interest-only payments on the term loan from July 2016 through September 2016 and will make principal and interest payments in 33 equal monthly installments starting October 2016. Indebtedness we incur under this agreement is collateralized by substantially all of our assets, subject to certain customary exceptions. We paid a facility fee of $150,000 as well as a $25,000 diligence fee upon entry into the Credit Facility and an additional $10,000 is due on July 7, 2017. The Credit Facility, as amended, contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, we may not (i) permit the ratio of the balance of unrestricted cash deposited at the financial institution, plus eligible receivables, net of reserve to the total amounts owed with respect to advances under the revolving credit line to be less than 1.50 for 1.00 and (ii) permit cash held at the financial institution in a deposit account to be less than 100% of the term loan outstanding. Upon an occurrence of an event of default, we could be required to pay interest on all outstanding obligations under the agreement at a rate of 5% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of December 31, 2016, we were not in compliance with the financial covenants to maintain the maximum daily liquidity ratio, as defined in the agreement, during the months of August, September, October and November 2016. On February 13, 2017, the bank waived the Company’s default as of December 31, 2016 under the Credit Facility. As of March 31, 2017, we were in compliance with all financial covenants and restrictions.

The Credit Facility replaced our three-year $15.0 million credit agreement. On July 7, 2016, we terminated this credit agreement. In connection with termination and new borrowings under the new Credit Facility (as defined above), we paid off all outstanding borrowings, accrued interest, and fees under the term loan facility.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of March 31, 2017:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$7,923	$879	$2,390	$2,536	$2,118
Inventory-related commitments (2)	2,978	2,978	—	—	—
Financing arrangements (3)	16,626	4,909	11,717	—	—
Joint Development and Manufacturing Agreement (4)	7,850	1,850	6,000	—	—
Licensing and Development Agreement (5)	750	750	—	—	—
Total contractual cash obligations	$36,127	$11,366	$20,107	$2,536	$2,118

(1)	Operating leases primarily relate to our leases of office space with terms expiring through July 31, 2023.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of March 31, 2017.

(3)	Financing arrangements represent debt maturities under our term loan and line of credit.
(4)	Represents our commitments under the CBRAM Joint Development and Manufacturing Agreement executed on February 18, 2016 with TowerJazz Panasonic Semiconductor Company.
(5)	Represents our commitments under the Licensing and Development Agreement executed on April 21, 2016 with Semitech Semiconductor Pty, Ltd.

As of March 31, 2017, we had a liability of $11,000 for uncertain tax positions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Sensitivity

We had cash and cash equivalents of $17.5 million as of March 31, 2017, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross debt of $16.6 million offset by an unamortized debt discount of approximately $0.1 million as of March 31, 2017. The outstanding debt relates to a new term loan and line of credit described in section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility”.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of March 31, 2017.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the CEO and CFO, our management conducted an assessment of the effectiveness of internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

(c)	Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a-15(f) to determine whether any changes in our internal controls over financial reporting occurred during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the three months ended March 31, 2017.

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

We have incurred net losses since our inception. We incurred net losses of $11.6 million, $8.4 million, and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of March 31, 2017, we had an accumulated deficit of $96.9 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor memory industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. If and when we no longer meet the definition of an “emerging growth company” as defined by the JOBS Act, we would be required under Section 404 of the Sarbanes-Oxley Act to evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the applicable fiscal year, provide a management report on our internal control over financial reporting, which must be attested to by our independent registered public accounting firm. If we have one or more material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing our internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to determine that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

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

Needham & Company, LLC, Oppenheimer & Co. Inc. and Roth Capital Partners, LLC were the underwriters for the offering. Following the sale of 5,192,184 shares in connection with the closing of the initial public offering and the sale of the shares subject to the over-allotment option, the offering terminated. We raised approximately $22.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $1.8 million and other offering expenses of approximately $2.0 million. As of March 31, 2017, we had used approximately $14.0 million of the estimated aggregate net proceeds from our initial public offering: to fund working capital and general corporate requirements in the ordinary course of business. The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made, whether directly or indirectly to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.  We intend to use the net proceeds from the initial public offering for additional working capital and other general corporate purposes, including research and development activities, sales and marketing activities and capital expenditures, to enhance existing and develop new products and product families, expand our manufacturing capabilities or fund our growth.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

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

Adesto Technologies Corporation

Dated: May 15, 2017	By:	/s/ Ron Shelton
Ron Shelton Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

10.1	First Business Financing Modification Agreement, dated as of December 30, 2016, between the Registrant and Western Alliance Bank.(1)

10.2	Offer Letter, dated November 26, 2014, by and between the Registrant and Tom Spade.

10.3	Form of executive officer performance-based restricted stock units award agreement.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Exhibit 10.1 is incorporated by reference to Exhibit 10.10 filed with the Registrant's annual report on Form 10-K, filed with the Commission on March 24, 2017
+

This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.