Form 10-Q/A
period 2017-03-31
ADESTO TECHNOLOGIES Corp
filed 2017-06-19
CIK 1395848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to the Adesto Technologies Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which was originally filed with the Securities and Exchange Commission on May 15, 2017 (the “Original Filing”), is being filed to correct an inadvertent error in Exhibit 31.1 and Exhibit 31.2. No other change to the previously filed certifications is intended to be made by the filing of this Form 10-Q/A, and this Form 10-Q/A does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment No. 1 to the Form 10-Q continues to speak as of the date of the Original Filing and does not reflect any events that occurred at any subsequent date.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adesto Technologies Corporation

Dated: June 19, 2017	By:	/s/ Ron Shelton
Ron Shelton Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

10.1	First Business Financing Modification Agreement, dated as of December 30, 2016, between the Registrant and Western Alliance Bank.(1)

10.2	Offer Letter, dated November 26, 2014, by and between the Registrant and Tom Spade.

10.3	Form of executive officer performance-based restricted stock units award agreement.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Exhibit 10.1 is incorporated by reference to Exhibit 10.10 filed with the Registrant's annual report on Form 10-K, filed with the Commission on March 24, 2017
+

This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.