Form 10-Q
period 2017-06-30
ADESTO TECHNOLOGIES Corp
filed 2017-08-14
CIK 1395848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2017
Common Stock, $0.0001 par value per share	20,943,397 shares

ADESTO TECHNOLOGIES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$31,893	$19,719
Accounts receivable, net	9,055	6,111
Inventories	4,361	5,182
Prepaid expenses	488	462
Other current assets	114	105
Total current assets	45,911	31,579
Property and equipment, net	6,349	5,962
Intangible assets, net	7,706	8,324
Other non-current assets	430	296
Goodwill	22	22
Total assets	$60,418	$46,183
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,247	$5,167
Accrued compensation and benefits	2,174	1,599
Accrued expenses and other current liabilities	2,095	2,176
Term loan, current	6,486	6,466
Total current liabilities	17,002	15,408
Line of credit	1,987	1,807
Term loan, non-current	6,527	9,775
Deferred rent, non-current	2,618	2,826
Deferred tax liability, non-current	2	2
Total liabilities	28,136	29,818
Commitments and contingencies (See Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of June 30, 2017 and December 31, 2016; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 20,932,205 and 15,494,308 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	131,243	110,749
Accumulated other comprehensive loss	(281)	(230)
Accumulated deficit	(98,682)	(94,156)
Total stockholders' equity	32,282	16,365
Total liabilities and stockholders' equity	$60,418	$46,183

(1) The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue, net	$13,412	$10,282	$24,719	$20,458
Cost of revenue	6,689	5,548	12,442	10,728
Gross profit	6,723	4,734	12,277	9,730
Operating expenses:
Research and development	3,675	4,200	7,047	8,137
Sales and marketing	2,911	2,842	5,511	5,445
General and administrative	1,673	1,690	3,808	3,398
Gain from settlement with former foundry supplier	-	-	-	(1,962)
Total operating expenses	8,259	8,732	16,366	15,018
Loss from operations	(1,536)	(3,998)	(4,089)	(5,288)
Other income (expense):
Interest expense, net	(198)	(224)	(411)	(482)
Other income (expense), net	(4)	(33)	14	(11)
Total other income (expense), net	(202)	(257)	(397)	(493)
Loss before provision for income taxes	(1,738)	(4,255)	(4,486)	(5,781)
Provision for income taxes	13	17	40	31
Net loss	$(1,751)	(4,272)	$(4,526)	(5,812)
Net loss per share
Basic and diluted	$(0.11)	$(0.29)	$(0.28)	$(0.39)
Weighted average number of shares used in computing net loss per share
Basic and diluted	16,343,248	14,983,132	15,994,703	14,978,925

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(1,751)	$(4,272)	$(4,526)	$(5,812)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(29)	(4)	(51)	(17)
Comprehensive loss, net of tax	$(1,780)	$(4,276)	$(4,577)	$(5,829)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,526)	$(5,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,806	1,629
Depreciation and amortization	644	429
Amortization of intangible assets	618	618
Amortization of debt discount	45	222
Deferred income taxes	—	1
Gain from settlement with former foundry supplier	—	(1,962)
Changes in assets and liabilities:
Accounts receivable	(2,944)	682
Inventories	821	(1,766)
Prepaid expenses and other current assets	(35)	(226)
Other non-current assets	(134)	—
Accounts payable	1,707	191
Accrued compensation and benefits	575	689
Accrued expenses and other current liabilities	(81)	469
Deferred rent	(208)	—
Net cash used in operating activities	(1,712)	(4,836)
Cash flows from investing activities:
Acquisition of property and equipment	(1,659)	(1,099)
Net cash used in investing activities	(1,659)	(1,099)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions	18,364	—
Proceeds from exercise of stock options	386	23
Tax withholdings related to net share settlement of restricted stock units	(62)	—
Payments on revolving line of credit	(21,277)	—
Proceeds from revolving line of credit	21,457	—
Payments on term loan	(3,273)	(3,000)
Net cash provided by (used in) financing activities	15,595	(2,977)
Effect of exchange rates on cash and equivalents	(50)	(38)
Net increase (decrease) in cash and cash equivalents	12,174	(8,950)
Cash and cash equivalents - beginning of period	19,719	23,089
Cash and cash equivalents - end of period	$31,893	$14,139
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$389	$287
Supplemental disclosures of non-cash investing information:
Purchase of property and equipment included in accounts payable	$406	$2,029

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

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to complete annual financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, for any other interim period or for any other future year.

The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures required by U.S. GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 24, 2017.

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

Use of Estimates.

The preparation of consolidated financial statements in conformity U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate those estimates, including those related to allowances for doubtful accounts, reserves for sales, warranty accrual, inventory write-downs, valuation of long-lived assets, including property and equipment and identifiable intangible assets and goodwill, loss on purchase commitments, valuation of deferred taxes and contingencies. In addition, we use assumptions when employing the Black-Scholes option-pricing model to calculate the fair value of stock options granted and Monte Carlo simulation techniques to value certain restricted stock units with performance-based vesting conditions. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates.

Revenue Recognition and Accounts Receivable Allowances.

We recognize revenue from product sales when persuasive evidence of an arrangement exists, the selling price is fixed or determinable, transfer of title occurs, and the collectibility of the resulting receivable is reasonably assured. Due to the historical

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

We also monitor collectibility of accounts receivable primarily through review of our accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, record a charge in the period such determination is made. As of June 30, 2017 and December 31, 2016, there was no allowance for doubtful accounts.

Product Warranty.

Our products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During the year ended December 31, 2015, we recorded $250,000 for a specific potential warranty claim. As of June 30, 2017 and December 31, 2016, approximately $41,000 has been incurred relating to this potential warranty claim. As of June 30, 2017 and December 31, 2016, the warranty accrual was $209,000, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. Net losses from foreign currency translation of assets and liabilities were $29,000 and $4,000 for the three months ended June 30, 2017 and 2016, respectively, and $51,000 and $17,000 for the six months ended June 30, 2017 and 2016, respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive loss, net of tax, a component of stockholders’ equity. Net losses arising from transactions denominated in currencies other than the functional currency were $5,000 and $34,000 for the three months ended June 30, 2017 and 2016, respectively, and a $8,000 gain and a $12,000 loss for the six months ended June 30, 2017 and 2016, respectively, and are included in other income (expense), net in the condensed consolidated statements of operations.

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. As a result of our favorable collection experience and customer concentration, there was no allowance for doubtful accounts as of June 30, 2017 and December 31, 2016.

Customer concentrations as a percentage of revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Customer A	18%	15%	18%	15%
Customer B	*	13%	*	*
Customer C	*	11%	*	13%
Customer D	10%	*	10%	*

*	less than 10%

Customer concentrations as a percentage of gross accounts receivable were as follows:

	June 30,	June 30,
	2017	2016
Customer A	*	16%
Customer B	20%	10%
Customer C	12%	10%
Customer D	*	10%

*	less than 10%

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers, Topic 606. The ASU, among other things: (1) clarifies the objective of the collectibility criterion for applying paragraph 606-10-25-7; (2) permits an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specifies that the measurement date for noncash consideration is contract inception; (4)  provides a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarifies that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. We plan to adopt this guidance effective for periods beginning after December 15, 2017 (including interim reporting periods within those periods), or the first quarter of 2018, and are currently evaluating the impact on our consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset upon transfer other than inventory, eliminating the current recognition exception. Prior to this ASU, U.S. GAAP prohibited the recognition of current and deferred income taxes for the intra-entity asset transfers until the asset was sold to an outside party. For public business entities, the amendments in the ASU are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted and should be applied on a modified retrospective basis though a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We plan to adopt this guidance effective for periods beginning after December 15, 2017 (including interim reporting periods within those periods), or the first quarter of 2018, and are currently evaluating the impact on our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The objective of this ASU is to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Instead, under this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments in this update are effective for a public business entity that is a U.S. Securities and Exchange Commission filer for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The amendments should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We plan to adopt this guidance effective for periods beginning after December 15, 2017 (including interim reporting periods within those periods), or the first quarter of 2018, and are currently evaluating the impact on our consolidated financial statements

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The new guidance provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms of conditions of a share-based payment award. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We plan to adopt this guidance effective for periods beginning after December 15, 2017 (including interim reporting periods within those periods), or the first quarter of 2018, and are currently evaluating the impact on our consolidated financial statements

Note 2. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accounts receivable	$11,956	$8,800
Allowance for SSDs, price protection, rights of return and other activities	(2,901)	(2,689)
Total accounts receivable, net	$9,055	$6,111

Inventories.

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$1,215	$212
Work-in-process	2,215	3,793
Finished goods	931	1,177
Total inventories	$4,361	$5,182

For the three months ended June 30, 2017 and 2016, we realized a benefit of $0.2 million and $0.6 million, respectively, from the sales of previously reserved products.

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

For the six months ended June 30, 2017 and 2016, we realized a benefit of $0.6 million and $0.7 million, respectively, from the sales of previously reserved products.

Inventory write-downs were primarily associated with products built in excess of customer demand which resulted in excess inventory levels, legacy products for which no demand exists and lower of cost or net realizable value write-downs associated with CBRAM products for which costs exceeded net realizable value.

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Machinery and equipment	$8,206	$7,351
Furniture and fixtures	83	77
Leasehold improvements	4,252	4,252
Computer software	675	668
Construction in progress	1,301	1,098
Property and equipment, at cost	14,517	13,446
Accumulated depreciation and amortization	(8,168)	(7,484)
Property and equipment, net	$6,349	$5,962

The Company incurs costs for the fabrication of masks used by its foundry partners to manufacture its products. Beginning the first fiscal quarter of 2017, the Company capitalizes mask costs that are expected to be utilized in production manufacturing as the Company’s product development process has become more predictable and thus supports capitalization of the mask. The capitalized mask costs begin depreciating to cost of revenue once the products go into production. Depreciation is computed using the straight-line method over a three year period which is the expected useful life of the mask. Previously mask sets were expensed to research and development.

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2017 was $0.3 million and $0.6 million, respectively.

Depreciation and amortization expense of property and equipment for the three and six months ended June, 30, 2016 was $0.2 million and $0.4 million, respectively.

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued sales commission payable	$319	$366
Accrued manufacturing expenses	180	149
Deferred rent, current portion	405	388
Liabilities to certain customers	287	663
Product warranty	209	209
Other accrued liabilities	695	401
Total accrued expenses and other current liabilities	$2,095	$2,176

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
As of June 30, 2017
Assets:
Money market funds	$13,139	$—	$—	$13,139

As of December 31, 2016
Assets:
Money market funds	$16,540	$—	$—	$16,540

As of June 30, 2017 and December 31, 2016, we had no financial liabilities measured at fair value on a recurring basis.

Note 4. Intangible Assets, net.

In 2012, in connection with our purchase of the serial flash memory product line assets from Atmel Corporation, we recorded $16.4 million of intangible assets.

Intangible assets, net were as follows (in thousands):

	June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,282	$2,034	$2,248
Customer relationships	9,011	3,566	5,445
Customer backlog	2,779	2,779	—
Non-compete agreement	282	269	13
Total intangible assets subject to amortization	$16,354	$8,648	$7,706

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,282	$1,820	$2,462
Customer relationships	9,011	3,191	5,820
Customer backlog	2,779	2,779	—
Non-compete agreement	282	240	42
Total intangible assets subject to amortization	$16,354	$8,030	$8,324

We recorded amortization expense related to the acquisition-related intangible assets as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating expense category:
Research and development	$121	$121	$243	$242
Sales and marketing	188	188	375	376
Total	$309	$309	$618	$618

The estimated future amortization expense of acquisition-related intangible assets subject to amortization after June 30, 2017 is as follows (in thousands):

Year Ended December 31,
2017 (remaining 6 months)	$604
2018	1,179
2019	1,179
2020	1,179
2021	1,179
Thereafter	2,386
Total	$7,706

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

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with the term loan facility, Opus Bank received a warrant to purchase 31,897 shares of Series E convertible preferred stock. Upon the completion of our initial public offering (“IPO”) on October 30, 2015 the preferred stock warrants were converted into 315,282 of our common stock warrants. In addition, we paid financing costs of $0.1 million. The financing costs and the value of the warrant, $1.0 million, were recorded as a debt discount and were being amortized over the life of the agreement. Amortization of debt discount was $0.2 million for the six months ended June 30, 2016. In connection with the repayment of this facility in July 2016, the remaining unamortized debt discount of $0.4 million was recorded as interest expense in the condensed consolidated statements of operations.

Western Alliance Bank Term Loan.

On July 7, 2016, the Company entered into a business financing agreement (“Credit Facility”) with Western Alliance Bank. The Credit Facility provides for (i) a term loan of up to $18.0 million and (ii) a revolving credit line advance in the aggregate amount of the lower of (x) $2.0 million and (y) 80% of certain of the Company’s receivables. The term loan made pursuant to the Credit Facility bears interest at a rate per annum equal to the greater of the prime rate or 3.5%, plus 0.75% (5.00% on June 30, 2017), and matures in June 2019.  The line of credit bears interest at a rate per annual equal to the greater of the prime rate or 3.5% plus 0.50% (4.75% on June 30, 2017), and matures in July 2018.The Company made interest-only payments on the term loan from July 2016 through September 2016 and began making interest payments and principal payments in 33 equal monthly installments starting October 2016. Indebtedness we incur under this agreement is collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. The Company paid a facility fee of $150,000 as well as a $25,000 diligence fee upon entry into the Credit Facility and an additional $10,000 is due on July 7, 2017. These fees have been recorded as a debt discount and are being amortized over the life of the agreement. During the six months ended June 30, 2017, amortization of debt discount was $45,000 and the unamortized debt discount was $78,000 as of June 30, 2017.

The Credit Facility, as amended, contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, we may not (i) permit the ratio of the balance of unrestricted cash deposited at the financial institution, plus eligible receivables, net of reserve to the total amounts owed with respect to advances under the revolving credit line to be less than 1.50 to 1.00 and (ii) permit cash held at the financial institution in a deposit account to be less than 100% of the term loan outstanding. Upon an occurrence of an event of default, we could be required to pay interest on all outstanding obligations under the agreement at a rate of 5% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of June 30, 2017, we were in compliance with all financial covenants and restrictions.

Outstanding borrowings consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Term loan, current	$6,486	$6,466
Term loan, non-current	6,527	9,775
Line of credit	1,987	1,807
Total	$15,000	$18,048

Future repayments on outstanding borrowings (excluding unamortized discount of $78,000 as of June 30, 2017) are as follows (in thousands):

Year ending December 31,
2017 (remaining 6 months)	$3,273
2018	8,532
2019	3,273
$15,078

Interest expense incurred under our borrowings was $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively.

Interest expense incurred under our borrowings was $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively.

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$2,713	$1,197	$5,522	$2,907
Rest of Americas	70	67	131	271
Europe	2,142	1,303	4,010	2,847
Asia Pacific	8,340	7,651	14,811	14,249
Rest of world	147	64	245	184
Total	$13,412	$10,282	$24,719	$20,458

Long-lived assets are attributed to the geographic region were they are located. Long-lived assets by geographic region were as follows (in thousands):

	June 30,	December 31,
	2017	2016
United States	$5,868	$5,489
Asia Pacific	481	472
Europe	—	1
Total property and equipment, net	$6,349	$5,962

Note 7. Commitments and Contingencies.

Operating Leases.

The Company leases office facilities under various non-cancelable operating lease agreements. Certain lease agreements contain free or escalating rent payment provisions. The Company recognizes rent expense under such leases on a straight-line basis over the term of the lease with the difference between the expense and the payments recorded as deferred rent on the condensed consolidated balance sheets. Any reimbursements by the landlord for tenant improvements are considered lease incentives, the balance of which is recorded as a lease incentive obligation within deferred rent on the condensed consolidated balance sheets, and amortized as a reduction of rent expense over the life of the lease. Lease renewal periods are considered on a lease-by-lease basis in determining the lease term.

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

Pursuant to the lease, monthly base rental payments due under the lease are approximately $93,000 per month between August 1, 2016 and February 27, 2017, with annual increases of approximately 3% thereafter. The Company must also pay for certain other operating costs under the lease, including operating expenses, taxes, assessments, insurance, utilities, securities and property management fees. Peterson Ridge LLC is obligated to reimburse the Company for up to approximately $2.5 million of the Company’s out-of-pocket

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

costs associated with any tenant improvements, as defined in the lease. The Company was reimbursed for this amount during the year ended December 31, 2016. As of June 30, 2017, the Company recorded a lease incentive obligation of $2.2 million in deferred rent on the condensed consolidated balance sheet.

Rent expense under operating leases was $0.3 million and $0.5 million for the three and six months ended June 30, 2017, respectively.

Rent expense under operating leases was $0.5 million and $1.0 million for the three and six months ended June 30, 2016, respectively.

	Total	Remaining 2017	2018	2019	2020	2021	Thereafter
	(in thousands)
Operating leases	$7,694	$606	$1,210	$1,223	$1,249	$1,287	$2,119

Purchase Commitments.

As of June 30, 2017, we had purchase commitments with our third-party foundries of $3.0 million due within one year, $0.7 million for a licensing and development agreement, and $7.9 million in conjunction with an agreement with TowerJazz Panasonic Semiconductor Company.

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

We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. Where necessary, we accrue for losses for any known contingent liabilities, including those that may arise from indemnification provisions, when future payment is probable.

Note 8. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We are authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share as of June 30, 2017 and December 31, 2016.  Each holder of common stock is entitled to one vote per share. As of June 30, 2017, no dividends have been declared by the Board of Directors, however, the holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors.

We completed a follow-on offering of our common stock in June 2017. We sold 5,000,000 shares, including 625,000 shares upon exercise of the underwriters’ option to purchase additional shares. The shares were sold at a public offering price of $4.00 per share for net proceeds of $18.4 million to us, after deducting underwriting discounts and commissions and offering expenses.

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Common Stock Reserved for Future Issuance.

As of June 30, 2017 and December 31, 2016, we had reserved shares of common stock for future issuances as follows:

	June 30,	December 31,
	2017	2016
Warrants to purchase common stock	404,136	411,514
Stock option plan:
Options outstanding	1,623,371	991,895
Restricted stock units outstanding	765,685	490,954
Shares available for future grants/RSU grants	590,486	1,275,685
Shares available for ESPP	335,381	231,355
Total	3,719,059	3,401,403

Common Stock Warrants.

The following common stock warrants were outstanding as of June 30, 2017 and December 31, 2016 and were the result of a conversion of preferred stock warrants upon the completion of our IPO on October 30, 2015.

Total amount of securities issuable under the outstanding warrants	Exercise Price	Issuance Date	Expiration Date
74,141	$30.35	2012-2013	2019
329,995	$2.38	2014-2015	2022-2024
404,136

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

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

shares reserved for issuance under our 2015 Equity Incentive Plan will increase automatically on the first day of January of each of 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of our common stock as of the immediately preceding December 31. However, our Board of Directors may reduce the amount of the increase in any particular year.

Our 2015 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), performance awards and stock bonuses. No person will be eligible to receive more than 2,000,000 shares in any calendar year under our 2015 Equity Incentive Plan other than a new employee of ours, who will be eligible to receive no more than 4,000,000 shares under the plan in the calendar year in which the employee commences employment. The aggregate number of shares of our common stock that may be subject to awards granted to any one non-employee director pursuant to the 2015 Equity Incentive Plan in any calendar year shall not exceed 300,000. Our 2015 Equity Incentive Plan provides that no more than 25,000,000 shares will be issued as incentive stock options.

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

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A summary of stock option and restricted stock units (including performance-based RSU) activity under the 2007 Plan and the 2015 Equity Incentive Plan is as follows:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2015	796,356	$2.49	6.5	$4,157
Granted	230,200	3.38
Exercised	(13,112)	1.80
Canceled	(21,549)	3.73
Outstanding as of December 31, 2016	991,895	2.68	6.3	161
Granted	809,980	4.19
Exercised	(152,403)	1.53
Canceled	(26,101)	3.68
Outstanding as of June 30, 2017	1,623,371	$3.53	8.0	$2,163
Options vested and expected to vest as of June 30, 2017	1,551,669	$3.50	8.0	$2,115
Options vested and exercisable as of June 30, 2017	708,133	$2.69	6.2	$1,488

	Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2015	874,508	$5.95	1.8	$6,742
Granted	69,414	4.82	—	—
Released	(438,086)	5.95	—	—
Forfeited/expired	(14,882)	5.70	—	—
Outstanding as of December 31, 2016	490,954	5.80	0.5	908
Granted	541,513	2.88
Released	(246,361)	5.67
Forfeited/expired	(20,421)	5.97
Outstanding as of June 30, 2017	765,685	$3.77	1.3	$3,484

Note 9. Stock-based Compensation.

We record stock-based compensation based on fair value as of the grant date using the Black-Scholes option-pricing model for stock options granted and Monte Carlo simulation techniques for certain restricted stock units with performance-based vesting conditions. We recognize such costs as compensation expense on a straight-line basis over the employee’s requisite service period, which is generally four years. Our valuation assumptions for stock options are as follows:

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

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Volatility	85%	51%	86%	51%
Expected dividend yield	—	—	—	—
Risk-free rate	2.07%	1.34%	2.15%	1.34%
Expected term (in years)	6	6	6	6

The weighted-average grant date fair value of the options granted under the 2015 Equity Incentive Plan as calculated using the Black-Scholes option-pricing model was $3.77 and $3.03 per share for the three and six months ended June 30, 2017, respectively.

On April 1, 2017, our compensation committee granted 204,220 RSUs that do not begin vesting unless certain performance goals are met.  All performance goals must be met in order for the shares to begin vesting.  Vesting would begin on the one-year anniversary of the grant date.  These performance goals relate to a) the price performance of our common stock one year from the grant date as compared to a threshold established by our compensation committee and b) revenue, gross profit and EBITDA performance relative to plan targets for fiscal 2017 established by our compensation committee.  As a result of these performance-based vesting conditions we valued these RSUs using Monte Carlo simulation techniques to establish a fair value per share of $0.81 at the time of grant.

The following table presents the effects of stock-based compensation for stock options, RSUs (including performance-based RSUs), and ESPP purchase rights (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$30	$20	$51	$38
Research and development	309	259	564	514
Sales and marketing	215	175	382	344
General and administrative	428	366	809	733
Total	$982	$820	$1,806	$1,629

Stock-based compensation expense capitalized to inventories was not material during the three and six months ended June 30, 2017 and 2016.

We did not realize any income tax benefit from stock option exercises in any of the periods presented due to recurring losses and valuation allowances.

As of June 30, 2017, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $1.4 million, and this amount is expected to be recognized over a weighted-average period of approximately 3.3 years.

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2017, the total unrecognized compensation cost related to RSUs (including performance-based RSUs) and ESPP purchase rights was $2.1 million and $13,000, respectively, and these amounts are expected to be recognized over 2.0 years and 0.2 years, respectively.

Note 10. Income Taxes.

We recorded an income tax provision of $13,000 and $17,000 for the three months ended June 30, 2017 and 2016, respectively, and $40,000 and $31,000 for the six months ended June 30, 2017 and 2016, respectively. The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. The income tax provision reflects tax expense associated with state income tax, foreign taxes, uncertain tax positions and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. The decrease in the tax provision between 2017 and 2016 is primarily due to a decrease in foreign taxes.

As of June 30, 2017, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period that such determination is made.

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of June 30, 2017.

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

Note 11. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Shares not used in computing net loss per share as considered anti-dilutive:
Stock options	1,623,371	988,059	1,623,371	988,059
Common stock warrants	404,136	411,514	404,136	411,514
Restricted stock units	765,685	934,023	765,685	934,023
	2,793,192	2,333,596	2,793,192	2,333,596

Note 12. Related Party Transactions.

The Company purchases certain wafers from Altis Semiconductor S.N.C., which was acquired in 2016 by X-FAB Silicon Foundries, a stockholder of the Company (“X-FAB”). We made no payments to X-FAB during the three and six months ended June 30, 2017.  We made payments of $77,000 and $172,000 to X-FAB during the three and six months ended June 30, 2016, respectively. As of June 30, 2017 and December 31, 2016, invoices totaling $158,000 and $195,000, respectively, were payable to X-FAB and included within accounts payable on the condensed consolidated balance sheets.

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Our revenue is derived from the sale of our NVM products, primarily our standard serial flash memory products, which represented substantially all of our revenue for the three months ended June 30, 2017. On September 28, 2012, we purchased certain flash memory product assets from Atmel Corporation, or Atmel. The products we acquired as part of the acquisition were approaching the end of their life cycle and experiencing annual revenue declines. While we provide support for these products, we have not invested further in their research and development and generate no material revenue from their sale. Since the acquisition, we have invested in developing new products that are better suited for low-power, high-growth applications, accelerated development of select products and introduced new products based on the acquired technology. In 2013, we introduced the first of our next-generation DataFlash and Fusion Flash products, which have similar functionality to our legacy products, but also offer enhanced features such as ultra-deep power down and wide supply voltage range operation. Revenue from our next-generation NVM products were $13.3 million and $9.9 million for the three months ended June 30, 2017 and 2016, respectively. We had been exclusively developing products based on Conductive Bridging RAM, or CBRAM, technology prior to the acquisition of assets from Atmel. Since then, we have continued to invest our resources into developing and enhancing our families of CBRAM-based products, although revenue associated with these products has not been material to date. We have made and continue to make these upfront investments because we believe that the introduction of any fundamentally new semiconductor technology must necessarily go through a lengthy customer evaluation process and several cycles of improvement in the field before it can be widely adopted or generate material revenue.

For the six months ended June 30, 2017, our products were sold to more than 500 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 72% and 71% of our revenue from distributors during the six months ended June 30, 2017 and 2016, respectively. Sales to three distributors generated approximately 38% and 37% of our revenue during the six months ended June 30, 2017 and 2016, respectively. Additionally, we derived approximately 78% and 86% of our revenue internationally during the six months ended June 30, 2017 and 2016, respectively, the majority of which was recognized in the Asia Pacific, or APAC, region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped.

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

Ability to attract and retain customers that make large orders. In 2016, our products were sold to more than 500 end customers, of which approximately 20 generated more than half our revenue. One end customer accounted for 10% or more of our revenue in 2016 and 2015. No end customer accounted for 10% or more of our revenue in 2014 or the first six months of 2017. While we expect the composition of our customers to change over time, our business and operating results will depend on our ability to continually target new and retain existing customers that make large orders, particularly those in growth markets which are less dependent on macroeconomic conditions.

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system cost of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements and qualified our NVM device for their products. The number of our design wins has grown from 65 in 2014 to 135 in 2015 and to 296 in 2016, including 63, 125 and 294 design wins for new products, respectively. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends. We had 186 new design wins during the first six months of 2017.

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

Components of Our Results of Operations

Revenue

We derive substantially all of our revenue through the sale of our NVM products to OEMs and ODMs, primarily through distributors. We generated 72% and 71% of our revenue from distributors during the six months ended June 30, 2017 and 2016, respectively. We recognize revenue from product sales when persuasive evidence of an arrangement exists and all other revenue recognition criteria are met. We sell the majority of our products to distributors and generally recognize revenue when we ship the product directly to the distributors since title and risk of loss transfers at that time.

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

Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mix, changes in our purchase price of fabricated wafers and assembly and test service costs, manufacturing yields and inventory write downs, if any. We expect our gross margin to fluctuate over time depending on the factors described above.

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

Research and Development. Our research and development expenses consist primarily of personnel-related costs for the design and development of our products and technologies. Additional research and development expenses include product prototype costs, mask costs and other materials costs, external test and characterization expenses, depreciation, amortization of design tool software licenses, amortization of acquisition-related intangible assets and allocated overhead expenses. We also incur costs related to outsourced research and development activities and joint venture activities. We expect research and development expenses to increase in absolute dollars for the foreseeable future as we continue to improve our product features, increase our portfolio of solutions and implement our CBRAM manufacturing technology in a new manufacturing facility.

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

Comparison of the Three and Six Months Ended June 30, 2017 and 2016 (in thousands, except percentage data):

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Revenue	13,412	10,282	3,130	30%	24,719	20,458	4,261	21%

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue by geography:
United States	20%	12%	22%	14%
Europe	16%	13%	16%	14%
Asia Pacific	62%	74%	60%	70%
Rest of world	2%	1%	2%	2%

Revenue increased by $3.1 million, or 30%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This increase was due primarily to a 17% increase in unit shipments across our Fusion Flash, Bios Flash and Data Flash products.

Revenue increased by $4.3 million, or 21%, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase was due primarily to a 23% increase in unit shipments across our Fusion Flash, Bios Flash and Data Flash products.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Cost of revenue	$6,689	$5,548	$1,141	21%	$12,442	$10,728	$1,714	16%
Gross Profit	6,723	4,734	1,989	42%	12,277	9,730	2,547	26%
Gross Margin	50%	46%			50%	48%

Cost of revenue increased by $1.1 million, or 21%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This increase was due primarily to increased unit shipments.

Cost of revenue increased by $1.7 million, or 16%, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase was due primarily to increased unit shipments partially offset by a $0.1 million decrease in expenses related to manufacturing support activities.

Gross margin increased by $2.0 million during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 due primarily to a 17% increase in unit shipments and a decrease in direct manufacturing costs as a percentage of revenue.

Gross margin increased by $2.5 million during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 due primarily to a 23% increase in unit shipments, a decrease in direct manufacturing costs as a percentage of revenue, and a decrease in expenses related to manufacturing support activities.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Operating expenses:
Research and development	$3,675	$4,200	$(525)	(13)%	$7,047	$8,137	$(1,090)	(13)%
Sales and marketing	2,911	2,842	69	2	5,511	5,445	66	1
General and administrative	1,673	1,690	(17)	(1)	3,808	3,398	410	12
Gain from settlement with former foundry supplier	—	—	—	—	—	(1,962)	1,962	100
Total operating expenses	$8,259	$8,732	$(473)	(5)%	$16,366	$15,018	$1,348	9%

Research and Development. Research and development expense decreased by $0.5 million, or 13%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This decrease was due primarily to a $0.6 million decrease in materials cost, a $0.1 million decrease in allocated overhead expenses, partially offset by a $0.2 million increase in personnel costs.

Research and development expense decreased by $1.1 million, or 13%, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This decrease was due primarily to a $0.8 million decrease in materials cost, a $0.2 million decrease in outsourced research and development activities, partially offset by a $0.2 million increase in personnel costs

Sales and Marketing. Sales and marketing expense increased by $0.1 million, or 2%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 primarily due to an increase in third-party sales representative commissions.

Sales and marketing expense increased by $0.1 million, or 1%, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase was due primarily to a $0.2 million increase in personnel costs offset in part by a $0.1 million decrease in third-party sales representative commissions.

General and Administrative. There was virtually no change in general and administrative expenses during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.

General and administrative expenses increased $0.4 million, or 12%, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. This increase was due primarily to a $0.4 million increase in personnel costs, a $0.1 million increase in costs related to being a public company, partially offset by a $0.1 million decrease in software amortization expense.

Gain from settlement with a former foundry supplier. During the six months ended June 30, 2016, we recognized a non-cash gain of $2.0 million resulting from settlement of a disputed liability with a former foundry supplier. We did not recognize a similar gain or loss during the six months ended June 30, 2017.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Interest expense, net	$(198)	(224)	$(26)	(12)%	$(411)	(482)	$(71)	(15)%
Other income (expense), net	(4)	(33)	(29)	(88)	14	(11)	25	227
Total other income (expense), net	$(202)	$(257)	$(55)	(21)%	$(397)	$(493)	$(96)	(19)%

Interest expense, net decreased by approximately $26,000 and $71,000 during the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016, primarily due to the elimination of warrant discount amortization.

Other income (expense), net decreased by approximately $29,000 and increased by approximately $25,000 during the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 due primarily to a decrease in foreign currency transaction charges.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
Provision for income taxes	$13	$17	$(4)	(24)%	$40	$31	$9	29%

Provision for income taxes decreased by $4,000 during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and increased by $9,000 during the six months ended June 30, 2017. The decrease was due primarily to a reduction in benefits related to our foreign subsidiaries as well as a reduction in benefits related to deferred taxes in the United States.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with gross proceeds from the sale of an aggregate of $78.5 million of convertible preferred stock, $22.5 million of term debt associated with the acquisition of the certain flash memory product assets from Atmel Corporation, net proceeds from our initial public offering on October 30, 2015 of $22.1 million, aggregate borrowings under our current term loan and line of credit facility of $16.6 million and net proceeds of $18.4 million from a follow-on equity offering on June 20, 2017. Our principal source of liquidity as of June 30, 2017 consisted of cash and cash equivalents of $31.9 million. We did not have any borrowing capacity available under our term loan as of June 30, 2017. We had approximately $13,000 of additional borrowing capacity under our line of credit as of June 30, 2017. Our outstanding borrowings under this credit facility as of June 30, 2017 were $15.1 million. Substantially all of our cash and cash equivalents are held in the United States.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016
Cash flows used in operating activities	$(1,712)	$(4,836)
Cash flows used in investing activities	(1,659)	(1,099)
Cash flows provided by (used in) financing activities	15,595	(2,977)

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

During the six months ended June 30, 2017, cash used in operating activities was approximately $1.7 million and was due primarily to a net loss of $4.5 million, partially offset by non-cash charges of $1.8 million related to stock-based compensation expense, $0.6 million related to depreciation and amortization, $0.6 million related to amortization of intangible assets, and an increase in our net assets and liabilities of $0.3 million. The increase in assets and liabilities is due primarily to an increase in accounts receivable of $2.9 million, partially offset by an increase in accounts payable and accrued compensation of $2.2 million, a decrease in deferred rent of $0.2 million and an increase in prepaid expenses and other assets of $0.2 million.

During the six months ended June, 2016, cash used in operating activities was $4.8 million, primarily from a net loss of $5.8 million and the impact of a $2.0 million non-cash gain resulting from a settlement with a former foundry supplier partially offset by non-cash charges of $1.6 million related to stock based compensation expense and $1.0 million related to depreciation and amortization.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases of property and equipment. We expect to continue to make significant capital expenditures to support continued growth of our business. During the six months ended June 30, 2017 and 2016, cash used in investing activities was $1.7 million and $1.1 million, respectively, due to purchases of equipment and leasehold improvements related to our new headquarters facility in Santa Clara, CA.

Cash Flows from Financing Activities

During the six months ended June 30, 2017, cash provided by financing activities was $15.6 million and was due primarily to proceeds from a follow-on offering of our common stock of $18.4 million, net of fees, and by net proceeds from our line of credit of $0.2 million offset in part by repayments on our term loan of $3.3 million.

During the six months ended June 30, 2016, cash used in financing activities was $3.0 million due to principal payments on outstanding loan obligations.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purpose.

Credit Facility

In July 2016, we entered into a business financing agreement (“Credit Facility”) with a financial institution. The Credit Facility, as amended, provides for (i) a term loan of up to $18.0 million and (ii) a revolving credit line advance in the aggregate amount of the lower of (x) $2.0 million and (y) 80% of certain of our receivables. The term loan made pursuant to the Credit Facility bears interest at a rate per annum equal to the greater of the prime rate and 3.5%, plus 0.75%, and matures in June 2019. The line of credit bears interest at a rate per annual equal to the greater of the prime rate or 3.5% plus 0.50%, and matures in July 2018. We made interest-only payments on the term loan from July 2016 through September 2016 and began making principal and interest payments in 33 equal monthly installments starting October 2016.  Indebtedness we incur under this agreement is collateralized by substantially all of our assets, subject to certain customary exceptions. We paid a facility fee of $150,000 as well as a $25,000 diligence fee upon entry into the Credit Facility and an additional $10,000 is due on July 7, 2017. The Credit Facility, as amended, contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, we may not (i) permit the ratio of the balance of unrestricted cash deposited at the financial institution, plus eligible receivables, net of reserve to the total amounts owed with respect to advances under the revolving credit line to be less than 1.50 for 1.00 and (ii) permit cash held at the financial institution in a deposit account to be less than 100% of the term loan outstanding. Upon an occurrence of an event of default, we could be required to pay interest on all outstanding obligations under the agreement at a rate of 5% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of December 31, 2016, we were not in compliance with the financial covenants to maintain the maximum daily liquidity ratio, as defined in the agreement, during the months of August, September, October and November 2016. On February 13, 2017, the bank waived the Company’s default as of December 31, 2016 under the Credit Facility. As of June 30, 2017, we were in compliance with all financial covenants and restrictions.

The Credit Facility replaced our three-year $15.0 million credit agreement. On July 7, 2016, we terminated this credit agreement. In connection with termination and new borrowings under the new Credit Facility (as defined above), we paid off all outstanding borrowings, accrued interest, and fees under the term loan facility.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of June 30, 2017:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$7,694	$606	$2,433	$2,536	$2,119
Inventory-related commitments (2)	2,976	2,976	—	—	—
Financing arrangements (3)	15,078	3,273	11,805	—	—
Joint Development and Manufacturing Agreement (4)	7,850	1,850	6,000	—	—
Licensing and Development Agreement (5)	700	700	—	—	—
Total contractual cash obligations	$34,298	$9,405	$20,238	$2,536	$2,119

(1)	Operating leases primarily relate to our leases of office space with terms expiring through July 31, 2023.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of June 30, 2017.
(3)	Financing arrangements represent debt maturities under our term loan and line of credit.
(4)	Represents our commitments under the CBRAM Joint Development and Manufacturing Agreement executed on February 18, 2016 with TowerJazz Panasonic Semiconductor Company.
(5)	Represents our commitments under the Licensing and Development Agreement executed on April 21, 2016 with Semitech Semiconductor Pty, Ltd.

As of June 30, 2017, we had a liability of $32,000 for uncertain tax positions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Sensitivity

We had cash and cash equivalents of $31.9 million as of June 30, 2017, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross debt of $15.1 million offset by an unamortized debt discount of approximately $78,000 as of June 30, 2017. The outstanding debt relates to a new term loan and line of credit described in section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility”.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of June 30, 2017.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

We have incurred net losses since our inception. We incurred net losses of $11.6 million, $8.4 million, and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively and $4.5 million during the first six months of 2017. As of June 30, 2017, we had an accumulated deficit of $98.7 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor memory industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

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

Needham & Company, LLC, Oppenheimer & Co. Inc. and Roth Capital Partners, LLC were the underwriters for the offering. Following the sale of 5,192,184 shares in connection with the closing of the initial public offering and the sale of the shares subject to the over-allotment option, the offering terminated. We raised approximately $22.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $1.8 million and other offering expenses of approximately $2.0 million. As of June 30, 2017, we had used approximately $18.1 million of the estimated aggregate net proceeds from our initial public offering to fund working capital and general corporate requirements in the ordinary course of business. The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made, whether directly or indirectly to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.  We intend to use the net proceeds from the initial public offering for additional working capital and other general corporate purposes, including research and development activities, sales and marketing activities and capital expenditures, to enhance existing and develop new products and product families, expand our manufacturing capabilities or fund our growth.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

Number	Description
10.1	Form of executive officer performance-based restricted stock units award agreement. (1)

10.2	Underwriting Agreement dated June 15, 2017. (2)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+

This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.

(1)	Exhibit 10.1 is incorporated by reference to Exhibit 10.3 filed with the Registrant’s quarterly report on Form 10-Q, filed with the Commission on May 15, 2017.
(2)	Exhibit 10.2 is incorporated by reference to Exhibit 1.1 filed with the Registrant’s current report on Form 8-K, filed with the Commission on June 15, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adesto Technologies Corporation

Dated: August 14, 2017	By:	/s/ Ron Shelton
Ron Shelton Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Number	Description

10.1	Form of executive officer performance-based restricted stock units award agreement.(1)

10.2	Underwriting Agreement dated June 15, 2017.(2)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+

This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.

(1)	Exhibit 10.1 is incorporated by reference to Exhibit 10.3 filed with the Registrant’s quarterly report on Form 10-Q, filed with the Commission on May 15, 2017.
(2)	Exhibit 10.2 is incorporated by reference to Exhibit 1.1 filed with the Registrant’s current report on Form 8-K, filed with the Commission on June 15, 2017.