Form 10-Q
period 2017-09-30
ADESTO TECHNOLOGIES Corp
filed 2017-11-13
CIK 1395848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2017
Common Stock, $0.0001 par value per share	21,138,980 shares

ADESTO TECHNOLOGIES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$30,508	$19,719
Accounts receivable, net	8,810	6,111
Inventories	4,263	5,182
Prepaid expenses	348	462
Other current assets	103	105
Total current assets	44,032	31,579
Property and equipment, net	6,325	5,962
Intangible assets, net	7,397	8,324
Other non-current assets	607	296
Goodwill	22	22
Total assets	$58,383	$46,183
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,907	$5,167
Accrued compensation and benefits	2,132	1,599
Accrued expenses and other current liabilities	1,946	2,176
Term loan, current	—	6,466
Total current liabilities	9,985	15,408
Line of credit	2,000	1,807
Term loan, non-current	11,396	9,775
Deferred rent, non-current	2,511	2,826
Deferred tax liability, non-current	2	2
Total liabilities	25,894	29,818
Commitments and contingencies (See Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of September 30, 2017 and December 31, 2016; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 21,121,497 and 15,494,308 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	132,467	110,749
Accumulated other comprehensive loss	(301)	(230)
Accumulated deficit	(99,679)	(94,156)
Total stockholders' equity	32,489	16,365
Total liabilities and stockholders' equity	$58,383	$46,183

(1) The condensed consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue, net	$15,239	$11,180	$39,958	$31,638
Cost of revenue	7,773	5,803	20,215	16,531
Gross profit	7,466	5,377	19,743	15,107
Operating expenses:
Research and development	3,606	4,390	10,653	12,527
Sales and marketing	2,897	2,870	8,408	8,315
General and administrative	1,761	1,586	5,569	4,984
Gain from settlement with former foundry supplier	-	-	-	(1,962)
Total operating expenses	8,264	8,846	24,630	23,864
Loss from operations	(798)	(3,469)	(4,887)	(8,757)
Other income (expense):
Interest expense, net	(170)	(576)	(581)	(1,058)
Other income (expense), net	(12)	(18)	2	(29)
Total other income (expense), net	(182)	(594)	(579)	(1,087)
Loss before provision for income taxes	(980)	(4,063)	(5,466)	(9,844)
Provision for income taxes	17	15	57	46
Net loss	$(997)	$(4,078)	$(5,523)	$(9,890)
Net loss per share
Basic and diluted	$(0.05)	$(0.27)	$(0.31)	$(0.66)
Weighted average number of shares used in computing net loss per share
Basic and diluted	21,058,635	15,034,475	17,701,230	14,997,417

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(997)	$(4,078)	$(5,523)	$(9,890)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(20)	(19)	(71)	(36)
Comprehensive loss	$(1,017)	$(4,097)	$(5,594)	$(9,926)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,523)	$(9,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,873	2,508
Depreciation and amortization	1,004	684
Amortization of intangible assets	927	927
Amortization of debt discount	64	606
Deferred income taxes	—	1
Gain from settlement with former foundry supplier	—	(1,962)
Changes in assets and liabilities:
Accounts receivable	(2,699)	1,528
Inventories	919	(539)
Prepaid expenses and other current assets	116	619
Other non-current assets	(311)	—
Accounts payable	1,426	(1,037)
Accrued compensation and benefits	533	448
Accrued expenses and other current liabilities	(230)	746
Deferred rent	(315)	—
Net cash used in operating activities	(1,216)	(5,361)
Cash flows from investing activities:
Acquisition of property and equipment	(2,054)	(2,358)
Net cash used in investing activities	(2,054)	(2,358)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions	18,363	—
Proceeds from exercise of stock options	639	238
Tax withholdings related to net share settlement of restricted stock units	(157)	—
Proceeds from revolving line of credit	27,427	2,000
Payments on revolving line of credit	(27,234)	—
Proceeds from term loan, net of fees	—	17,825
Payments on term loan	(4,909)	(14,000)
Net cash provided by financing activities	14,129	6,063
Effect of exchange rates on cash and equivalents	(70)	(56)
Net increase (decrease) in cash and cash equivalents	10,789	(1,712)
Cash and cash equivalents - beginning of period	19,719	23,089
Cash and cash equivalents - end of period	$30,508	$21,377
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$560	$494
Supplemental disclosures of non-cash investing information:
Purchase of property and equipment included in accounts payable	$347	$1,123

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

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to complete annual financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, for any other interim period or for any other future year.

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

We also monitor collectibility of accounts receivable primarily through review of our accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, record a charge in the period such determination is made. As of September 30, 2017 and December 31, 2016, there was no allowance for doubtful accounts.

Product Warranty.

Our products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During the year ended December 31, 2015, we recorded $250,000 for a specific potential warranty claim. As of September 30, 2017 and December 31, 2016, approximately $226,000 and $41,000, respectively, has been incurred relating to this potential warranty claim. As of September 30, 2017 and December 31, 2016, the warranty accrual was $24,000 and $209,000, respectively, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. Net losses from foreign currency translation of assets and liabilities were $20,000 and $19,000 for the three months ended September 30, 2017 and 2016, respectively, and $71,000, and $36,000 for the nine months ended September 30, 2017 and 2016, respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive loss, net of tax, a component of stockholders’ equity. Net losses arising from transactions denominated in currencies other than the functional currency were $7,000 and $18,000 for the three months ended September 30, 2017 and 2016, respectively, and a $1,000 gain and a $30,000 loss for the nine months ended September 30, 2017 and 2016, respectively, and are included in other income (expense), net in the condensed consolidated statements of operations.

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

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. As a result of our favorable collection experience and customer concentration, there was no allowance for doubtful accounts as of September 30, 2017 and December 31, 2016.

Customer concentrations as a percentage of revenue, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Customer A	13%	12%	16%	14%
Customer B	12%	*	10%	11%
Customer C	13%	10%	12%	10%

*	less than 10%

Customer concentrations as a percentage of gross accounts receivable were as follows:

	September 30,	September 30,
	2017	2016
Customer A	23%	16%
Customer B	17%	13%
Customer C	*	12%

*	less than 10%

Recent Accounting Pronouncements.

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which i) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); ii) clarify the application of the principal versus agent guidance (ASU  2016-08); iii) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and (iv) clarify the guidance on

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectibility criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014. We currently anticipate adopting the standard using the modified retrospective method. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, Topic 842. This ASU requires lease assets and lease liabilities arising from leases, including operating leases, to be recognized on the balance sheet, ASU 2016-02 will become effective for us on January 1, 2019. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendment to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (SEC Update). The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02.

Note 2. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accounts receivable	$12,391	$8,800
Allowance for SSDs, price protection, rights of return and other activities	(3,581)	(2,689)
Total accounts receivable, net	$8,810	$6,111

Inventories.

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$1,018	$212
Work-in-process	2,299	3,793
Finished goods	946	1,177
Total inventories	$4,263	$5,182

For the three months ended September 30, 2017 and 2016, we realized a benefit of $0.4 million and $0.1 million, respectively, from the sales of previously reserved products.

For the nine months ended September 30, 2017 and 2016, we realized a benefit of $1.0 million and $0.8 million, respectively, from the sales of previously reserved products.

Inventory write-downs were primarily associated with products built in excess of customer demand which resulted in excess inventory levels, legacy products for which no demand exists and lower of cost or net realizable value write-downs associated with CBRAM products for which costs exceeded net realizable value.

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Machinery and equipment	$8,561	$7,351
Furniture and fixtures	83	77
Leasehold improvements	4,252	4,252
Computer software	675	668
Construction in progress	1,301	1,098
Property and equipment, at cost	14,872	13,446
Accumulated depreciation and amortization	(8,547)	(7,484)
Property and equipment, net	$6,325	$5,962

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

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2017 was $0.4 million and $1.0 million, respectively.

Depreciation and amortization expense of property and equipment for the three and nine months ended September, 30, 2016 was $0.3 million and $0.7 million, respectively.

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued sales commission payable	$329	$366
Accrued manufacturing expenses	228	149
Deferred rent, current portion	413	388
Liabilities to certain customers	474	663
Product warranty	24	209
Other accrued liabilities	478	401
Total accrued expenses and other current liabilities	$1,946	$2,176

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

Financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
As of September 30, 2017
Assets:
Money market funds	$11,497	$—	$—	$11,497

As of December 31, 2016
Assets:
Money market funds	$16,540	$—	$—	$16,540

As of September 30, 2017 and December 31, 2016, we had no financial liabilities measured at fair value on a recurring basis.

Note 4. Intangible Assets, net.

In 2012, in connection with our purchase of the serial flash memory product line assets from Atmel Corporation, we recorded $16.4 million of intangible assets.

Intangible assets, net were as follows (in thousands):

	September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,282	$2,142	$2,140
Customer relationships	9,011	3,754	5,257
Customer backlog	2,779	2,779	—
Non-compete agreement	282	282	—
Total intangible assets subject to amortization	$16,354	$8,957	$7,397

	December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$4,282	$1,820	$2,462
Customer relationships	9,011	3,191	5,820
Customer backlog	2,779	2,779	—
Non-compete agreement	282	240	42
Total intangible assets subject to amortization	$16,354	$8,030	$8,324

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We recorded amortization expense related to the acquisition-related intangible assets as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expense category:
Research and development	$121	$121	$364	$363
Sales and marketing	188	188	563	564
Total	$309	$309	$927	$927

The estimated future amortization expense of acquisition-related intangible assets subject to amortization after September 30, 2017 is as follows (in thousands):

Year Ended December 31,
2017 (remaining 3 months)	$295
2018	1,179
2019	1,179
2020	1,179
2021	1,179
Thereafter	2,386
Total	$7,397

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

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Western Alliance Bank Term Loan.

The Company is a party to that certain Business Financing Agreement dated July 7, 2016, by and between Western Alliance Bank and the Company, as amended (“Credit Facility”). The Credit Facility originally provided for (i) a term loan of up to $18.0 million (the “Term Loan”) and (ii) a revolving credit line advance (the “Line of Credit”) in the aggregate amount of the lower of (x) $2.0 million and (y) 80% of certain of the Company’s receivables. Prior to the Amendment (as defined below), the Term Loan bore interest at a rate per annum equal to the greater of the prime rate or 3.5%, plus 0.75% (5.00% on September 30, 2017), and was scheduled to mature in June 2019.  Prior to the Amendment, the Line of Credit bore interest at a rate per annum equal to the greater of the prime rate or 3.5% plus 0.50% (4.75% on September 30, 2017), and was scheduled to mature in July 2018.Prior to the Amendment, we made interest-only payments on the Term Loan from July 2016 through September 2016 and began making interest payments and principal payments in 33 equal monthly installments starting October 2016. Prior to the Amendment, the Credit Facility provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. We paid a facility fee of $150,000 as well as a $25,000 diligence fee upon entry into the Credit Facility and an additional $10,000 on July 7, 2017. These fees have been recorded as a debt discount and are being amortized over the life of the agreement. During the nine months ended September 30, 2017, amortization of debt discount was $64,000 and the unamortized debt discount was $59,000 as of September 30, 2017.

The Credit Facility contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, prior to the Amendment, the Credit Facility provided that we may not (i) permit the ratio of the balance of unrestricted cash deposited at the financial institution, plus eligible receivables, net of reserve to the total amounts owed with respect to advances under the revolving credit line to be less than 1.50 to 1.00 and (ii) permit cash held at the financial institution in a deposit account to be less than 100% of the term loan outstanding. Upon an occurrence of an event of default, under the Credit Facility we could be required to pay interest on all outstanding obligations under the agreement at a rate of 5% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of September 30, 2017, we were in compliance with all financial covenants and restrictions.

On September 29, 2017, we amended the Credit Facility by entering into that certain Second Business Financing Modification Agreement, dated September 29, 2017 (the “Amendment”) with Western Alliance Bank. The Amendment extended the maturity dates of the Line of Credit and the Term Loan to July 2019 and September 2021, respectively, from July 2018 and June 2019, respectively.  In addition, the Amendment increased the amount available under the Line of Credit in the aggregate amount to $5.0 million.

The Amendment also decreased the interest rates under the Line of Credit and the Term Loan and changed the payment schedule under the Term Loan.  Under the Agreement, we will make interest-only payments on the Term Loan from October 10, 2017 and on the 10th calendar day of each month thereafter, and will make principal and interest payments in 36 equal installments beginning on October 10, 2018, and on the 10th calendar day of each month thereafter, until the maturity date of the Term Loan. Pursuant to the Amendment, our Intellectual Property (as defined in the Amendment) is excluded from the collateral used to secure the indebtedness we incurred under the Credit Facility.

Under the Amendment, we have agreed to modified and additional negative covenants, requiring us to maintain a ratio of at least 1.25 to 1.00 with respect to either of the following: (x) the sum of our cash and certain receivables to our indebtedness under the Credit Facility; or (y) our Adjusted EBITDA (as defined in the Amendment), less certain capital expenditures, to the sum of (a) all principal payments and interest expense that we would have owed to the Lender if the Term Loan’s amortization were to start on September 29, 2017, all measured on a trailing 4-quarter basis, plus (b) all principal payments and interest expense on any of our other debt.  The Amendment also subjects us to the requirement that our quarterly revenues shall not negatively deviate more than 25% from the projections provided to Western Alliance Bank in accordance with the Credit Facility.

Outstanding borrowings consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Term loan, current	$—	$6,466
Term loan, non-current	11,396	9,775
Line of credit	2,000	1,807
Total	$13,396	$18,048

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Future repayments on outstanding borrowings (excluding unamortized discount of $59,000 as of September 30, 2017) are as follows (in thousands):

Year ending December 31,
2017 (remaining 3 months)	$—
2018	1,000
2019	6,000
2020	4,000
2021	2,455
$13,455

Interest expense incurred under our borrowings was $0.2 million and $0.6 million for the three and nine months ended September 30, 2017, respectively.

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$3,331	$1,873	$8,853	$4,780
Rest of Americas	58	64	189	335
Europe	2,044	1,466	6,054	4,313
Asia Pacific	9,729	7,730	24,540	21,979
Rest of world	77	47	322	231
Total	$15,239	$11,180	$39,958	$31,638

Long-lived assets are attributed to the geographic region were they are located. Long-lived assets by geographic region were as follows (in thousands):

	September 30,	December 31,
	2017	2016
United States	$5,646	$5,489
Asia Pacific	679	472
Europe	—	1
Total property and equipment, net	$6,325	$5,962

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

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Pursuant to the lease, monthly base rental payments due under the lease are approximately $93,000 per month between August 1, 2016 and February 27, 2017, with annual increases of approximately 3% thereafter. The Company must also pay for certain other operating costs under the lease, including operating expenses, taxes, assessments, insurance, utilities, securities and property management fees. Peterson Ridge LLC is obligated to reimburse the Company for up to approximately $2.5 million of the Company’s out-of-pocket costs associated with any tenant improvements, as defined in the lease. The Company was reimbursed for this amount during the year ended December 31, 2016. As of September 30, 2017, the Company recorded a lease incentive obligation of $2.1 million in deferred rent on the condensed consolidated balance sheet.

Rent expense under operating leases was $0.3 million and $0.8 million for the three and nine months ended September 30, 2017, respectively.

Rent expense under operating leases was $0.4 million and $1.5 million for the three and nine months ended September 30, 2016, respectively.

	Total	Remaining 2017	2018	2019	2020	2021	Thereafter
	(in thousands)
Operating leases	$7,390	$302	$1,210	$1,223	$1,249	$1,287	$2,119

Purchase Commitments.

As of September 30, 2017, we had purchase commitments with our third-party foundries of $4.0 million due within one year, $0.6 million for a licensing and development agreement, and $7.9 million in conjunction with an agreement with TowerJazz Panasonic Semiconductor Company.

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

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We have not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets. Where necessary, we accrue for losses for any known contingent liabilities, including those that may arise from indemnification provisions, when future payment is probable.

Note 8. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We are authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share as of September 30, 2017 and December 31, 2016.  Each holder of common stock is entitled to one vote per share. As of September 30, 2017, no dividends have been declared by the Board of Directors, however, the holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors.

We completed a follow-on offering of our common stock in June 2017. We sold 5,000,000 shares, including 625,000 shares upon exercise of the underwriters’ option to purchase additional shares. The shares were sold at a public offering price of $4.00 per share for net proceeds of $18.4 million to us, after deducting underwriting discounts and commissions and offering expenses.

Common Stock Reserved for Future Issuance.

As of September 30, 2017 and December 31, 2016, we had reserved shares of common stock for future issuances as follows:

	September 30,	December 31,
	2017	2016
Warrants to purchase common stock	404,136	411,514
Stock option plan:
Options outstanding	1,592,551	991,895
Restricted stock units outstanding	635,161	490,954
Shares available for future grants/RSU grants	602,463	1,275,685
Shares available for ESPP	275,587	231,355
Total	3,509,898	3,401,403

Common Stock Warrants.

The following common stock warrants were outstanding as of September 30, 2017 and December 31, 2016 and were the result of a conversion of preferred stock warrants upon the completion of our IPO on October 30, 2015.

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

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Under our 2015 Employee Stock Purchase Plan, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. Eligible employees will be able to select a rate of payroll deduction up to 15% of their base cash compensation. The purchase price for shares of our common stock purchased under our 2015 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. Except for the first offering period, each offering period will run for no more than six months, with purchases occurring every six months. The first offering period began upon the effective date of our IPO and was originally set to end on June 30, 2016. On May 25, 2016, the Board of Directors extended the initial offering period to July 31, 2016. Subsequent purchase periods will be 6 months in duration beginning on August 1, 2016. On July 29, 2016, we issued 68,392 shares of common stock in conjunction with the end date of the initial purchase period. On January 31, 2017, we issued 50,917 shares of common stock in conjunction with the end date of that purchase period. On July 31, 2017, we issued 59,794 shares of common stock in conjunction with the end of the most recent purchase period.

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

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Our 2015 Employee Stock Purchase Plan will continue until the earlier to occur of its termination by our Board of Directors, the issuance of all shares reserved for issuance under it or the tenth anniversary of its effective date.

A summary of stock option and restricted stock units (including performance-based RSU) activity under the 2007 Plan and the 2015 Equity Incentive Plan is as follows:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2015	796,356	$2.49	6.5	$4,157
Granted	230,200	3.38
Exercised	(13,112)	1.80
Canceled	(21,549)	3.73
Outstanding as of December 31, 2016	991,895	2.68	6.3	161
Granted	809,980	4.19
Exercised	(176,265)	1.70
Canceled	(33,059)	4.06
Outstanding as of September 30, 2017	1,592,551	$3.53	7.8	$6,996
Options vested and expected to vest as of September 30, 2017	1,526,547	$3.50	7.8	$6,755
Options vested and exercisable as of September 30, 2017	766,120	$2.83	6.3	$3,917

	Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2015	874,508	$5.95	1.8	$6,742
Granted	69,414	4.82	—	—
Released	(438,086)	5.95	—	—
Forfeited/expired	(14,882)	5.70	—	—
Outstanding as of December 31, 2016	490,954	5.80	0.5	908
Granted	541,513	2.88
Released	(371,866)	5.65
Forfeited/expired	(25,440)	5.98
Outstanding as of September 30, 2017	635,161	$3.39	1.3	$4,986

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

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Volatility	—	—	86%	51%
Expected dividend yield	—	—	—	—
Risk-free rate	—	—	2.15%	1.34%
Expected term (in years)	—	—	6	6

The weighted-average grant date fair value of the options granted under the 2015 Equity Incentive Plan as calculated using the Black-Scholes option-pricing model was $3.03 per share for the nine months ended September 30, 2017. No grants were made during the three months ended September 30, 2017 and 2016.

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

The following table presents the effects of stock-based compensation for stock options, RSUs (including performance-based RSUs), and ESPP purchase rights (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$35	$22	$86	$60
Research and development	373	273	937	787
Sales and marketing	239	186	621	530
General and administrative	420	398	1,229	1,131
Total	$1,067	$879	$2,873	$2,508

Stock-based compensation expense capitalized to inventories was not material during the three and nine months ended September 30, 2017 and 2016.

We did not realize any income tax benefit from stock option exercises in any of the periods presented due to recurring losses and valuation allowances.

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2017, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $2.1 million, and this amount is expected to be recognized over a weighted-average period of approximately 3.1 years.

As of September 30, 2017, the total unrecognized compensation cost related to RSUs (including performance-based RSUs) and ESPP purchase rights was $1.4 million and $54,000, respectively, and these amounts are expected to be recognized over 2.0 years and 0.3 years, respectively.

Note 10. Income Taxes.

We recorded an income tax provision of $17,000 and $15,000 for the three months ended September 30, 2017 and 2016, respectively, and $57,000 and $46,000 for the nine months ended September 30, 2017 and 2016, respectively. The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. The income tax provision reflects tax expense associated with state income tax, foreign taxes, uncertain tax positions and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. The decrease in the tax provision between 2017 and 2016 is primarily due to a decrease in foreign taxes.

As of September 30, 2017, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period that such determination is made.

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of September 30, 2017.

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

Note 11. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three and Nine Months Ended September 30,
	2017	2016

Shares not used in computing net loss per share as considered anti-dilutive:
Stock options	1,592,551	984,386
Common stock warrants	404,136	411,514
Restricted stock units	635,161	931,874
	2,631,848	2,327,774

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 12. Related Party Transactions.

The Company purchases certain wafers from one of its stockholders, Altis Semiconductor S.N.C. This stockholder was acquired in 2016 by X-FAB Silicon Foundries (“X-FAB”), resulting in X-FAB becoming one of our stockholders. We made payments of $45,000 and $82,000 to X-FAB during the three and nine months ended September 30, 2017.  We made payments of $0 and $172,000 to X-FAB during the three and nine months ended September 30, 2016, respectively. As of September 30, 2017 and December 31, 2016, invoices totaling $113,000 and $195,000, respectively, were payable to X-FAB and included within accounts payable on the condensed consolidated balance sheets.

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

Our revenue is derived from the sale of our NVM products, primarily our serial flash memory products, which represented substantially all of our revenue for the three months ended September 30, 2017. On September 28, 2012, we purchased certain flash memory product assets from Atmel Corporation, or Atmel. The products we acquired were approaching the end of their life cycle and experiencing annual revenue declines. While we provide support for these products, we have not invested further in their research and development and generate no material revenue from their sale. Since the acquisition, we have invested in developing new products that are better suited for low-power, high-growth applications, accelerated development of select products and introduced new products based on the acquired technology. In 2013, we introduced the first of our next-generation DataFlash and Fusion Flash products, which have similar functionality to our legacy products, but also offer enhanced features such as ultra-deep power down and wide supply voltage range operation. Revenue from our next-generation NVM products were $15.2 million and $11.1 million for the three months ended September 30, 2017 and 2016, respectively. We had been exclusively developing products based on Conductive Bridging RAM, or CBRAM, technology prior to the acquisition of assets from Atmel. Since then, we have continued to invest our resources into developing and enhancing our families of CBRAM-based products, although revenue associated with these products has not been material to date. We have made and continue to make these upfront investments because we believe that the introduction of any fundamentally new semiconductor technology must necessarily go through a lengthy customer evaluation process and several cycles of improvement in the field before it can be widely adopted or generate material revenue.

For the nine months ended September 30, 2017, our products were sold to more than 1,000 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 74% and 69% of our revenue from distributors during the nine months ended September 30, 2017 and 2016, respectively. Sales to three distributors generated approximately 38% and 35% of our revenue during the nine months ended September 30, 2017 and 2016, respectively. Additionally, we derived approximately 78% and 85% of our revenue internationally during the nine months ended September 30, 2017 and 2016, respectively, the majority of which was recognized in the Asia Pacific, or APAC, region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped.

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

Ability to attract and retain customers that make large orders. In 2016, our products were sold to more than 500 end customers, of which approximately 20 generated more than half our revenue. One end customer accounted for 10% or more of our revenue in 2016 and 2015 and the first nine months of 2017. No end customer accounted for 10% or more of our revenue in 2014. While we expect the composition of our customers to change over time, our business and operating results will depend on our ability to continually target new and retain existing customers that make large orders, particularly those in growth markets which are less dependent on macroeconomic conditions.

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system cost of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements and qualified our NVM device for their products. The number of our design wins has grown from 65 in 2014 to 135 in 2015 and to 296 in 2016, including 63, 125 and 294 design wins for new products, respectively. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends. We had 301 new design wins during the first nine months of 2017.

Pricing, product cost and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, manufacturing yields and inventory write downs, if any. In general, newly introduced products and products with higher performance and more features tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. In the normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. More recently, certain of our suppliers have increased costs although such increase did not have a material impact on our results of operations for the three or nine months ended September 30, 2017. If we are unable to maintain overall average selling prices or offset any declines in average selling prices with realized savings on product costs, our gross margin will decline.

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

Components of Our Results of Operations

Revenue

We derive substantially all of our revenue through the sale of our NVM products to OEMs and ODMs, primarily through distributors. We generated 74% and 69% of our revenue from distributors during the nine months ended September 30, 2017 and 2016, respectively. We recognize revenue from product sales when persuasive evidence of an arrangement exists and all other revenue recognition criteria are met. We sell the majority of our products to distributors and generally recognize revenue when we ship the product directly to the distributors since title and risk of loss transfers at that time.

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

Sales and Marketing. Sales and marketing expenses consist primarily of personnel-related costs for our sales, business development, marketing, and applications engineering activities, third-party sales representative commissions, promotional and other marketing expenses, amortization of acquisition-related intangible assets and travel expenses. We expect sales and marketing expenses to increase in absolute dollars for the foreseeable future as we continue to expand our direct sales teams and increase our marketing activities.

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

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016 (in thousands, except percentage data):

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Revenue	15,239	11,180	4,059	36%	39,958	31,638	8,320	26%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue by geography:
United States	22%	17%	22%	15%
Europe	13%	13%	15%	14%
Asia Pacific	64%	69%	61%	69%
Rest of world	1%	1%	2%	2%

Revenue increased by $4.1 million, or 36%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This increase was due primarily to a 41% increase in unit shipments across our Bios Flash and Data Flash products, partially offset by a 2% decrease in average selling prices.

Revenue increased by $8.3 million, or 26%, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was due primarily to a 29% increase in unit shipments across our Fusion Flash, Bios Flash and Data Flash products.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Cost of revenue	$7,773	$5,803	$1,970	34%	$20,215	$16,531	$3,684	22%
Gross Profit	7,466	5,377	2,089	39%	19,743	15,107	4,636	31%
Gross Margin	49%	48%			49%	48%

Cost of revenue increased by $2.0 million, or 34%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This increase was due primarily to a 41% increase in unit shipments.

Cost of revenue increased by $3.7 million, or 22%, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was due primarily to increased unit shipments and an increase in the benefit from sales of previously written-down products.

Gross profit increased by $2.1 million during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 due primarily to increase in unit shipments and a decrease in direct manufacturing costs as a percentage of revenue.

Gross profit increased by $4.6 million during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due primarily to an increase in unit shipments, and a decrease in direct manufacturing costs as a percentage of revenue.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Operating expenses:
Research and development	$3,606	$4,390	$(784)	(18)%	$10,653	$12,527	$(1,874)	(15)%
Sales and marketing	2,897	2,870	27	1	8,408	8,315	93	1
General and administrative	1,761	1,586	175	11	5,569	4,984	585	12
Gain from settlement with former foundry supplier	—	—	—	—	—	(1,962)	1,962	100
Total operating expenses	$8,264	$8,846	$(582)	(7)%	$24,630	$23,864	$766	3%

Research and Development. Research and development expense decreased by $0.8 million, or 18%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This decrease was due primarily to a $0.9 million decrease in materials cost, a $0.1 million decrease in outsourced research and development activities, partially offset by a $0.2 million increase in personnel costs.

Research and development expense decreased by $1.9 million, or 15%, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This decrease was due primarily to a $1.7 million decrease in materials cost, a $0.3 million decrease in facilities expense, and a $0.3 million decrease in outsourced research and development activities, partially offset by a $0.4 million increase in personnel costs

Sales and Marketing. There was virtually no change in sales and marketing expense for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Sales and marketing expense increased by $0.1 million, or 1%, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was due primarily to a $0.2 million increase in personnel costs partially offset by a $0.1 million decrease in third-party sales representative commissions.

General and Administrative. General and administrative expenses increased by $0.2 million, or 11%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. This increase was due primarily to a $0.2 million increase in personnel costs.

General and administrative expenses increased by $0.6 million, or 12%, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. This increase was due primarily to a $0.6 million increase in personnel costs, and a $0.1 million increase in costs related to being a public company, partially offset by a $0.1 million decrease in software amortization expense.

Gain from settlement with a former foundry supplier. During the nine months ended September 30, 2016, we recognized a non-cash gain of $2.0 million resulting from settlement of a disputed liability with a former foundry supplier. We did not recognize a similar gain or loss during the nine months ended September 30, 2017.

Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Interest expense, net	$(170)	(576)	$(406)	(70)%	$(581)	(1,058)	$(477)	(45)%
Other income (expense), net	(12)	(18)	(6)	(33)	2	(29)	(31)	(107)
Total other income (expense), net	$(182)	$(594)	$(412)	(69)%	$(579)	$(1,087)	$(508)	(47)%

Interest expense, net decreased by approximately $406,000 and $477,000 during the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016, primarily due to the elimination of warrant discount amortization.

Other income (expense), net decreased by approximately $6,000 and by approximately $31,000 during the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 due primarily to a decrease in foreign currency transaction charges.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
Provision for income taxes	$17	$15	$2	13%	$57	$46	$11	24%

Provision for income taxes increased by $2,000 during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and increased by $11,000 during the nine months ended September 30, 2017. The increase was due primarily to a reduction in benefits related to our foreign subsidiaries as well as a reduction in benefits related to deferred taxes in the United States.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily with gross proceeds from the sale of an aggregate of $78.5 million of convertible preferred stock, $22.5 million of term debt associated with the acquisition of the certain flash memory product assets from Atmel Corporation, net proceeds from our initial public offering on October 30, 2015 of $22.1 million, aggregate borrowings under our current term loan and line of credit facility of $16.6 million and net proceeds of $18.4 million from a follow-on equity offering on June 20, 2017. Our principal source of liquidity as of September 30, 2017 consisted of cash and cash equivalents of $30.5 million. Our outstanding borrowings under this credit facility as of September 30, 2017 were $13.5 million. Substantially all of our cash and cash equivalents are held in the United States.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
Cash flows used in operating activities	$(1,216)	$(5,361)
Cash flows used in investing activities	(2,054)	(2,358)
Cash flows provided by financing activities	14,129	6,063

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

During the nine months ended September 30, 2017, cash used in operating activities was approximately $1.2 million and was due primarily to a net loss of $5.5 million, partially offset by non-cash charges of $2.9 million related to stock-based compensation expense, $1.0 million related to depreciation and amortization, $0.9 million related to amortization of intangible assets, and an increase in our net assets and liabilities of $0.6 million. The increase in assets and liabilities is due primarily to an increase in accounts receivable of $2.7 million, an increase in prepaid expenses and other assets of $0.2 million, a decrease in deferred rent of $0.3 million, partially offset by an increase in accounts payable and accrued compensation of $2.0 million, and a decrease in inventories of $0.9 million.

During the nine months ended September, 2016, cash used in operating activities was $5.4 million, primarily from a net loss of $9.9 million and the impact of a $2.0 million non-cash gain resulting from a settlement with a former foundry supplier partially offset by non-cash charges of $2.5 million related to stock-based compensation expense, $1.6 million related to depreciation and amortization, $0.6 million related to the amortization of debt discount along with a decrease in accounts receivable of $1.5 million and an increase in accounts payable and accruals of $0.2 million.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases of property and equipment. We expect to continue to make significant capital expenditures to support continued growth of our business. During the nine months ended September 30, 2017 and 2016, cash used in investing activities was $2.1 million and $2.4 million, respectively, due to purchases of equipment and investments in leasehold improvements related to our new headquarters facility in Santa Clara, CA which was occupied in August 2016.

Cash Flows from Financing Activities

During the nine months ended September 30, 2017, cash provided by financing activities was $14.1 million and was due primarily to proceeds from a follow-on offering of our common stock of $18.4 million, net of fees, net proceeds from our line of credit of $0.2 million, and net proceeds from the exercise of stock options of $0.6 million, partially offset by repayments on our term loan of $4.9 million and tax witholdings related to settlement of RSUs of $0.2 million.

During the nine months ended September 30, 2016, cash provided by financing activities was $6.1 million due to $17.8 million in net proceeds from a new term loan, $2.0 million in proceeds from a new line of credit, and $0.2 million from the issuance of common stock, partially offset by the repayment of $14.0 million outstanding on the prior term loan.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purpose.

Credit Facility

The Company is a party to that certain Business Financing Agreement dated July 7, 2016, by and between Western Alliance Bank and the Company, as amended (“Credit Facility”). The Credit Facility originally provided for (i) a term loan of up to $18.0 million (the “Term Loan”) and (ii) a revolving credit line advance (the “Line of Credit”) in the aggregate amount of the lower of (x) $2.0 million and (y) 80% of certain of the Company’s receivables. Prior to the Amendment (as defined below), the Term Loan bore interest at a rate per annum equal to the greater of the prime rate or 3.5%, plus 0.75% (5.00% on September 30, 2017), and was scheduled to mature in June 2019.  Prior to the Amendment, the Line of Credit bore interest at a rate per annum equal to the greater of the prime rate or 3.5% plus 0.50% (4.75% on September 30, 2017), and was scheduled to mature in July 2018. Prior to the Amendment, we made interest-only payments on the Term Loan from July 2016 through September 2016 and began making interest payments and principal payments in 33 equal monthly installments starting October 2016. Prior to the Amendment, the Credit Facility provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. We paid a facility fee of $150,000 as well as a $25,000 diligence fee upon entry into the Credit Facility and an additional $10,000 on July 7, 2017. These fees have been recorded as a debt discount and are being amortized over the life of the agreement. During the nine months ended September 30, 2017, amortization of debt discount was $64,000 and the unamortized debt discount was $59,000 as of September 30, 2017.

The Credit Facility contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, prior to the Amendment, the Credit Facility provided that we may not (i) permit the ratio of the balance of unrestricted cash deposited at the financial institution, plus eligible receivables, net of reserve to the total amounts owed with respect to advances under the revolving credit line to be less than 1.50 to 1.00 and (ii) permit cash held at the financial institution in a deposit account to be less than 100% of the term loan outstanding. Upon an occurrence of an event of default, under the Credit Facility we could be required to pay interest on all outstanding obligations under the agreement at a rate of 5% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement.  As of September 30, 2017, we were in compliance with all financial covenants and restrictions.

On September 29, 2017, we amended the Credit Facility by entering into that certain Second Business Financing Modification Agreement, dated September 29, 2017 (the “Amendment”) with Western Alliance Bank. The Amendment extended the maturity dates of the Line of Credit and the Term Loan to July 2019 and September 2021, respectively, from July 2018 and June 2019, respectively.  In addition, the Amendment increased the amount available under the Line of Credit in the aggregate amount to $5.0 million.

The Amendment also decreased the interest rates under the Line of Credit and the Term Loan and changed the payment schedule under the Term Loan.  Under the Agreement, we will make interest-only payments on the Term Loan from October 10, 2017 and on the 10th calendar day of each month thereafter, and will make principal and interest payments in 36 equal installments beginning on October 10, 2018, and on the 10th calendar day of each month thereafter, until the maturity date of the Term Loan. Pursuant to the Amendment, our Intellectual Property (as defined in the Amendment) is excluded from the collateral used to secure the indebtedness we incurred under the Credit Facility.

Under the Amendment, we have agreed to modified and additional negative covenants, requiring us to maintain a ratio of at least 1.25 to 1.00 with respect to either of the following: (x) the sum of our cash and certain receivables to our indebtedness under the Credit Facility; or (y) our Adjusted EBITDA (as defined in the Amendment), less certain capital expenditures, to the sum of (a) all principal payments and interest expense that we would have owed to the Lender if the Term Loan’s amortization were to start on September 29, 2017, all measured on a trailing 4-quarter basis, plus (b) all principal payments and interest expense on any of our other debt.  The Amendment also subjects us to the requirement that our quarterly revenues shall not negatively deviate more than 25% from the projections provided to Western Alliance Bank in accordance with the Credit Facility.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of September 30, 2017, after giving effect to the Amendment:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$7,390	$302	$2,433	$2,536	$2,119
Inventory-related commitments (2)	4,040	4,040	—	—	—
Financing arrangements (3)	13,455	—	11,000	2,455	—
Joint Development and Manufacturing Agreement (4)	7,850	1,850	6,000	—	—
Licensing and Development Agreement (5)	575	575	—	—	—
Total contractual cash obligations	$33,310	$6,767	$19,433	$4,991	$2,119

(1)	Operating leases primarily relate to our leases of office space with terms expiring through July 31, 2023.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of September 30, 2017.
(3)	Financing arrangements represent debt maturities under our term loan and line of credit.
(4)	Represents our commitments under the CBRAM Joint Development and Manufacturing Agreement executed on February 18, 2016 with TowerJazz Panasonic Semiconductor Company.
(5)	Represents our commitments under the Licensing and Development Agreement executed on April 21, 2016 with Semitech Semiconductor Pty, Ltd.

As of September 30, 2017, we had a liability of $33,000 for uncertain tax positions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Sensitivity

We had cash and cash equivalents of $30.5 million as of September 30, 2017, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross debt of $13.5 million offset by an unamortized debt discount of approximately $59,000 as of September 30, 2017. The outstanding debt relates to a new term loan and line of credit described in section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility”.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of September 30, 2017.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

We have incurred net losses since our inception. We incurred net losses of $11.6 million, $8.4 million, and $8.9 million for the years ended December 31, 2016, 2015 and 2014, respectively and $5.5 million during the first nine months of 2017. As of September 30, 2017, we had an accumulated deficit of $99.7 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor memory industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

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

If any of our current or future foundry partners or assembly and test subcontractors significantly increases the costs of wafers or other materials, interrupts or reduces our supply, including for reasons outside of their control, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. During 2017, one of our foundry partners increased the costs of wafers to us. Although such increase did not have a material impact on our results of operations for the three and nine months ended September 30, 2017 and is not expected to have a material impact in the near future, there can be no assurances that such an increase will not have a material adverse impact on our operating results. Such occurrences could also damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation.

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

The global semiconductor market in general, and the semiconductor memory market in particular, are highly competitive. We expect competition to increase and intensify as other semiconductor companies enter our markets, many of which have greater financial and other resources with which to pursue technology development, product design, manufacturing, marketing and sales and distribution of their products. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results. Currently, our competitors range from large, international companies offering a wide range of semiconductor products to companies specializing in other alternative, specialized emerging memory technologies. Our primary competitors include Macronix International Co. Ltd., Microchip Technology Inc., Micron Technology, Inc., Cypress Semiconductor Corporation and Winbond Electronics Corp. In addition, as the IoT market opportunity grows, we expect new entrants will enter these markets and existing competitors, including leading semiconductor companies, may make significant investments to compete more effectively against our products. These competitors could develop technologies or architectures that make our products or technologies obsolete.

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

We have funded our operations since inception through equity financings, our borrowing arrangements and our initial public offering in October 2015 and a subsequent public offering in June 2017. We have incurred net losses and negative cash flows from operating activities since our inception, and we expect we will continue to incur operating and net losses and negative cash flows from operations for the foreseeable future. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to fund our ongoing operations, respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities, but we may not be able to timely secure additional debt or equity financing or raise additional capital in the public market on favorable terms or at all.

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

Borrowings under our Credit Facility are collateralized by substantially all of our assets excluding our intellectual property. Our credit facility restricts our ability to, among other things:

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

Needham & Company, LLC, Oppenheimer & Co. Inc. and Roth Capital Partners, LLC were the underwriters for the offering. Following the sale of 5,192,184 shares in connection with the closing of the initial public offering and the sale of the shares subject to the over-allotment option, the offering terminated. We raised approximately $22.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $1.8 million and other offering expenses of approximately $2.0 million. As of September 30, 2017, we had used approximately $19.7 million of the estimated aggregate net proceeds from our initial public offering to fund working capital and general corporate requirements in the ordinary course of business. The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made, whether directly or indirectly to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.  We intend to use the net proceeds from the initial public offering for additional working capital and other general corporate purposes, including research and development activities, sales and marketing activities and capital expenditures, to enhance existing and develop new products and product families, expand our manufacturing capabilities or fund our growth.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

Number	Description
10.1	Form of Principal Officer Change in Control and Severance Agreement. (1)

10.2	Change in Control and Severance Agreement dated August 1, 2017, between the Registrant and Tom Spade. (2)

10.3	Second Business Financing Modification Agreement, dated September 29, 2017, between the Registrant and Western Alliance Bank. (3)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+

This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.

(1)	Exhibit 10.1 is incorporated by reference to Exhibit 10.1 filed with the Registrant’s current report on Form 8-K, filed with the Commission on August 4, 2017.
(2)	Exhibit 10.2 is incorporated by reference to Exhibit 10.2 filed with the Registrant’s current report on Form 8-K, filed with the Commission on August 4, 2017.
(3)	Exhibit 10.3 is incorporated by reference to Exhibit 10.1 filed with the Registrant’s current report on Form 8-K, filed with the Commission on October 5, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adesto Technologies Corporation

Dated: November 13, 2017	By:	/s/ Ron Shelton
Ron Shelton Chief Financial Officer (Principal Financial and Accounting Officer)