Form 10-K
period 2017-12-31
ADESTO TECHNOLOGIES Corp
filed 2018-03-13
CIK 1395848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

001‑    37582

(Commission File No.)

ADESTO TECHNOLOGIES CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	16‑1755067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 Peterson Way Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

(408) 400‑0578

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting Company)	Smaller reporting company	☐

			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2017, based on the closing price of $4.55 for shares of the Registrant’s common stock as reported by The Nasdaq Capital Market, was approximately $80.0 million. Shares of common stock held by each executive officer, director and their affiliated holders have been excluded on the grounds that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common equity.

As of February 20, 2018, there were 21,393,777 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

1

ITEM 1.       BUSINESS

Overview

We are a leading provider of application-specific, ultra-low power non-volatile memory, or NVM, products. We optimize our NVM products for Internet of Things, or IoT, applications including current and next-generation Internet-connected devices in the consumer, industrial, medical and wearables markets. We combine our NVM design capabilities with proprietary intellectual property and differentiated technology platforms to deliver high-performance products that dramatically reduce the overall energy consumption of our customers’ systems and extend battery life. Our products feature embedded intelligence in a small form factor and high reliability.

We sell our products directly to leading original equipment manufacturers and original design manufacturers, or OEMs and ODMs, respectively, that manufacture products for our end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products, which we refer to as design wins. Although we maintain direct sales, support and development relationships with our end customers, most of our products are sold to those end customers through distributors.

We were originally incorporated in California in January 2006, and reincorporated in Delaware in October 2015. We completed our initial public offering, or IPO, of common stock in October 2015.Our principal executive offices are located at 3600 Peterson Way, Santa Clara, California 95054 and our telephone number is (408) 400‑0578. Our website is www.adestotech.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10‑K.

Our Products

We offer six product families, DataFlash, Fusion Serial Flash, Standard Serial Flash, EcoXiP, Mavriq and Moneta, which are manufactured using two technology platforms: industry-standard “floating gate” technology and our proprietary Conductive Bridging Random Access Memory, or CBRAM, technology. We optimize our products to operate at a wide voltage range, allowing continued operation even as the battery discharges and reaches very low power levels, where commodity NVM devices typically fail. Operating intelligence, such as low power mode, is designed into our products to help systems save energy. Our products allow for greater storage efficiency than competing commodity NVM products in logging small packets of data for the IoT. This reduces microcontroller unit burden on system resources and allows for less frequent re-write cycles, enabling dramatic increases in battery life and enhancing the reliability of the flash memory components. By incorporating power management features in our NVM products, we enable our customers to reduce the number of included components and the overall footprint of their systems, thereby lowering the total cost of their systems. Some of our new products can significantly improve system performance and power consumption by enabling the use of intelligent design to accelerate data handling capability between microprocessor and memory components.

Product Families

DataFlash. Our DataFlash family of NVM products contains smart features that reduce power requirements and improve system efficiencies, and is especially well suited for data-logging applications, such as industrial automation, home automation sensing and health and fitness tracking.

Fusion Serial Flash. Our Fusion Serial Flash product family combines industry-standard sector sizes and read/write commands with new features, such as wide voltage, ultra-deep power down mode and flexible erase capability. The Fusion Serial Flash family of memory products is designed for use in a wide variety of high-volume consumer applications, such as wearables, mobile and other applications requiring energy conservation and in which program code is copied from flash into embedded RAM for execution. Its features can extend the life of battery-operated devices, such as Bluetooth 4.0 products, DECT ULE (Ultra Low Energy) products, ZigBee RF4CE, Z-Wave and other Wi-Fi and Wi-Fi-direct applications.

Key features provided by our DataFlash and Fusion Serial Flash product families include ultra-deep power down, which assists in system-level energy savings, and wide supply voltage range operation, which can maximize battery life. Our DataFlash product family also has byte-write capability, which enables management of the NVM system resources with a much simpler stack and allows for a smaller software footprint in the controller’s Static Random Access Memory, or SRAM, making more resources available for higher priority operations and lowering energy consumption.

EcoXiP. Our EcoXiP product family is a new generation of non-volatile memory products ideal for execute-in-place applications in embedded IoT systems. EcoXiP enables improved processor performance, and reduced system power consumption. Features such as a high-speed octal double data rate, or DDR, interface and a proprietary pre-fetching scheme optimize both throughput and latency and allow the microprocessor to operate more efficiently with our EcoXiP memory. Our EcoXiP also features the ability to perform concurrent read and write functions, further improving system performance. EcoXiP products also offer designers flexibility for future growth, by providing a roadmap for higher density memory to store additional code and have best-in-class power management features to improve device and system power consumption.

Standard Serial Flash. The Standard Serial Flash is a high quality non-volatile memory product family with industry standard features to store boot or program code with a low pin count industry standard serial interface.  A wide range of densities from 4Mb to 128Mb devices operating at either 3V or 1.8V is available for this product family.  Adesto’s Standard Serial Flash products are used in a variety of applications ranging from smart home applications to industrial applications demanding reliability, quality and performance.

Mavriq. Our Mavriq family of memory products provides robust, embedded or stand-alone storage technology. These products are built on our CBRAM architecture and feature wide voltage range operation, low energy write and ultra-fast write speeds, enabling extended battery life in connected devices and other energy-conscious applications. Our specialty Mavriq medical products are specifically designed to survive the extreme conditions of sterilization. They have passed both gamma and e-beam sterilization testing and are compatible across the sterilization conditions of heat, pressure and irradiation. With functional and electrical compatibility with competing serial memory products, our low-energy Mavriq memory solutions are well matched to the new design requirements of IoT and other applications such as camera sensors, Bluetooth low energy devices, wearables, gaming components, printer cartridges, medical equipment and other devices that leverage its unique capabilities.

Moneta. With the ability to read and write at 50‑100x lower power than comparable memory products, the Moneta family of memory products meets the requirements of new, ultra-low energy IoT electronics and enables applications in innovative energy harvesting and other low energy system designs. By consuming less energy during standard operation, these products can extend battery life and/or allow customers flexibility to use smaller batteries to power their systems. In addition to their inherent low power technology capability, Moneta products are built on our CBRAM architecture and employ innovative features to save energy, automatically switching to deep power down between transactions, and providing an ultra-deep power down mode. Our Moneta products make energy efficient battery-operated and battery-free designs possible, by enabling the lowest power read, write and standby NVM operations. Applications for these products include retail beacons, wearable medical and fitness devices, industrial and environmental sensors, agricultural monitors and other extreme low energy/long battery life, or energy harvesting systems.

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

Key components of our DataFlash and Fusion Serial Flash architectures include small page write operation, auto-erase and ultra-deep power down modes to reduce standby energy consumption. Both families also include wide voltage input-output interface, which helps extend battery life. In addition, our DataFlash family incorporates dual SRAM, buffers that enable utilization of a single, very low pin-count memory device for all NVM needs related to data and code storage, reducing the overall required footprint of the system.

Key components of our EcoXiP architecture include a high-speed octal DDR interface and a proprietary pre-fetching scheme to optimize both throughput and latency and allow the microprocessor to operate more efficiently. EcoXiP also features the ability to perform concurrent read and write functions to improve system performance. EcoXiP also includes configurable strength input/output pins and a range of power management features to enable reduced device and system power consumption.

Key components of our Mavriq and Moneta architectures include low-energy read and ultra-fast direct write capability and the ability to switch to deep power down between transactions to extend battery life. In addition, the Moneta memory products’ low power capability is ideal for energy harvesting applications.

Customers

Our end customers include leading tier‑1 OEMs and ODMs that use our products across multiple industries and applications, including next-generation Internet-connected appliances, wearables, smart meters, sensors and medical devices. We have also secured a number of reference design wins for Bluetooth 4.0 and Z-Wave products for Home Automation applications. During the year ended December 31, 2017, more than 2,000 end customers purchased our products. We generate most of our revenue from sales of our products to two independent, non-exclusive distributors, which many of our end customers use as an alternative means of fulfillment to direct purchases from us. For the year ended December 31, 2017, sales of our products to Arrow Electronics and SAS Electronic Company accounted for approximately 18% and 10%, respectively, of our revenue. For the year ended December 31, 2016, sales of our products to Arrow Electronics and SAS Electronic Company accounted for approximately 14% and 11%, respectively, of our revenue. For the year ended December 31, 2015, sales of our products to Arrow Electronics, SAS Electronic Company, and Avnet Inc. accounted for approximately 17%, 12% and 11%, respectively, of our revenue. While no end customers accounted for 10% or more of our revenue in 2017 through direct sales, one end customer accounted for 10% or more of our revenue in 2016 and 2015 through sales to distributors. A majority of our revenue for the year ended December 31, 2017 was generated by approximately 45 end customers.

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

We do not have a guaranteed level of production capacity from any of our suppliers’ facilities for the production of our products. We carefully qualify each of our suppliers and their subcontractors and processes to ensure they meet our standards for quality and reliability.

Wafer Fabrication

We currently manufacture the majority of our floating gate solutions in 110nm silicon wafer production process geometries utilizing the services of United Microelectronics Corporation in Taiwan. In early 2015, we commenced developing our first floating gate technology-based flash products in a 65nm process node at XMC, a foundry in Wuhan, China. Our CBRAM-based products are manufactured in 130nm silicon wafer production process geometries by Altis Semiconductor S.N.C., or Altis, in Corbeil-Essonnes, France (acquired by X-FAB Silicon Foundries in 2016). In February 2016, we entered into an agreement with TowerJazz Panasonic Semiconductor Company, or (TPSCo), to manufacture our 45 nm CBRAM products at TPSCo’s 300 nm fabrication facility in Hokuriku, Japan which was subsequently amended in November 2016, February 2017 and December 2017.

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

Research and Development

We believe that our continued success depends on our ability to both introduce improved versions of our existing solutions and to develop new solutions for the markets that we serve. Through our research and development efforts, we intend to continually expand our portfolio of patents to enhance our intellectual property position. As of December 31, 2017, we had a core team of 49 engineers involved in research and development primarily located in our research and development design center at our headquarters in Santa Clara, California. For the years ended December 31, 2017, 2016 and 2015, our research and development expense was $14.1 million, $15.9 million and $12.8 million, respectively.

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

Currently, our competitors range from large, international companies offering a wide range of commodity NVM products to companies specializing in other alternative, specialized emerging memory technologies. Our primary competitors in the NVM market include Macronix International Co. Ltd., Micron Technology, Inc., Cypress Semiconductor Corporation, Winbond Electronics Corp., and several China based suppliers who primarily cater to the local markets. Among these large memory suppliers, we compete primarily on an overall value proposition and not on a product or technology basis. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as new companies enter these markets.

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

Intellectual Property

Our success depends in part on our ability to protect our products and technologies from unauthorized third-party copying and use. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections. As of December 31, 2017, we held 121 patents that expire at various times between June 2020 and March 2036 and had 18 U.S. patent applications pending. We also held 26 foreign patents that expire at various times between May 2021 and July 2032 and had 32 foreign patent applications pending.

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

In addition to the intellectual property that we developed, we have acquired and licensed technology from third parties for incorporation in our products. In January 2007, we entered into a license agreement with Axon Technologies Corp. Pursuant to this license agreement, we have rights in Axon’s patents and trade secrets covering, among other things, Axon’s programmable metallization cell, or PMC, technology, which is a component of our CBRAM technology. This license provides us with broad rights to use and sub-license this technology, and we have the exclusive right to make, have made by authorized foundries or integrated device manufacturers, use, sell, lease, offer for sale, and import products covered by Axon’s licensed patents and trade secrets in certain fields of use. The license will last for the lifetime of the licensed patents, which currently ends in September 2026. We pay a royalty for use of the licensed intellectual property in our products. In July 2012, we purchased certain flash memory product assets from Atmel Corporation. As part of the asset purchase, Atmel granted us non-exclusive, perpetual and irrevocable licenses to its patent portfolio for development of flash memory products. In December 2017, we entered into a license agreement with TowerJazz Panasonic Semiconductor Company. The license is for two years and is a non-exclusive, non-transferable, non-assignable license to use and evaluate certain TowerJazz technologies.

Employees

As of December 31, 2017, we had 102 employees. Of these full-time employees, 49 were engaged in research and development, 34 in sales and marketing, nine in operations and support and 10 in general and administrative capacities. The substantial majority of our employees are based in the United States, although we have small numbers of personnel in Europe and Asia. None of our employees are represented by a labor union. We have not experienced any work stoppages. We consider our relations with our employees to be good.

Financial Information about Segments and Geographic Areas

We manage our operations and allocate resources as a single reporting segment. Financial information about our segment and geographic areas is incorporated herein by reference to Note 7 of Notes to Consolidated Financial Statements under Part II, Item 8. In addition, financial information regarding our operations, assets and liabilities, including our revenue and net loss for the years ended December 31, 2017, 2016, and 2015 and our total assets as of December 31, 2017 and 2016, is included in our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10‑K.

Available Information

We make available our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website at www.adestotech.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission or SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or at www.sec.gov. For information about the SEC’s Public Reference Room, contact 1‑800‑SEC‑0330.

The contents of the websites referred to above are not incorporated into this report. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A.    RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10‑K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. If any of these risks actually occurs, the trading price of our common stock could decline and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Our Industry

We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.

We have incurred net losses since our inception. We incurred net losses of $5.7 million, $11.6 million, and $8.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $99.8 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor memory industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

We rely on third parties to manufacture, package, assemble and test the semiconductor components comprising our products, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential exposure to price fluctuations, which could result in a loss of revenue or reduced profitability.

As a fabless semiconductor company, we outsource the manufacturing, packaging, assembly and testing of our semiconductor components to third-party foundries and assembly and testing service providers. We use two foundries, United Microelectronics Corporation in Taiwan and XMC in Wuhan, China, for the production of our flash memory products and a single foundry, Altis Semiconductor S.N.C. in France (acquired by X-FAB Silicon Foundries in 2016), for our Mavriq and Moneta products. Our primary assembly and testing contractor in 2017 was Amkor Technology, Inc. in Taiwan, Korea and the Philippines. Our wafer probing is performed by King Yuan Electronics Co., Ltd. in Taiwan.

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

We currently do not have long-term supply contracts with our third-party contract manufacturers for the manufacture, package, assembly and test of our products. Therefore, they are not obligated to perform services or supply components to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. During periods of high demand and tight inventories, our third-party foundries and assembly and testing contractors may allocate capacity to the production of other companies’ components while reducing deliveries to us, or significantly raise their prices. In particular, they may allocate capacity to other customers that are larger and better financed than us or that have long-term agreements, decreasing the capacity available to us. Shortages of capacity available to us may be caused by the actions of their other, large customers that may be difficult to predict, such as major product launches. If we need other foundries or assembly and test contractors because of increased demand, or if we are unable to obtain timely and adequate deliveries from our providers, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements. Because the lead-time needed to establish a relationship with a new third-party supplier could be several quarters, there is no readily available alternative source of supply for any specific component. In addition, the time and expense to qualify a new foundry could result in additional expense, diversion of resources or lost sales, any of which would negatively impact our financial results.

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

If any of our current or future foundry partners or assembly and test subcontractors significantly increases the costs of wafers or other materials, interrupts or reduces our supply, including for reasons outside of their control, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. During 2017, one of our foundry partners increased the costs of wafers to us. Although such increase did not have a material impact on our results of operations for the year ended December 31, 2017 and is not expected to have a material impact in the near term, there can be no assurances that additional increases will not have a material adverse impact on our future operating results. Such increases could also damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation.

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

Our customers expect the average selling price of our products to decrease year-over-year and we expect this trend to continue. When such pricing declines occur, we may not be able to mitigate the effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially and adversely affected. Our products have experienced declining average selling prices over their life cycle. The rate of decline may be affected by a number of factors, including relative supply and demand, the level of competition, production costs and technological changes. As a result of the decreasing average selling prices of our products following their launch, our ability to increase or maintain our margins depends on our ability to introduce new or enhanced products with higher average selling prices and to reduce our per-unit cost of sales and our operating costs. We may not be able to reduce our costs as rapidly as companies that operate their own manufacturing, assembly and testing facilities, and our costs may even increase because we do not operate our own manufacturing, assembly or testing facilities, which could also reduce our gross margins. In addition, our new or enhanced products may not be as successful or enjoy as high margins as we expect. If we are unable to offset any reductions in average selling prices by introducing new products with higher average selling prices or reducing our costs, our revenue and margins will be negatively affected and may decrease.

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

Our prospects for growth depend on the growth and development of the emerging IoT industry, and if the market does not develop as we expect, our business prospects may be harmed.

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

In order to compete effectively in our markets, we must continually design, develop and introduce new and improved products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We have developed and are continuing to develop next-generation products, such as our Mavriq and EcoXiP products, which we expect to be one of the drivers of our future revenue growth. However, we may not succeed in developing and marketing these new and enhanced products. We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers new generations of our products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, we generated limited revenue from sales of our Mavriq products to date. While we expect revenue from our Mavriq products to grow, we may not be able to materially increase our revenue from this product family. Similarly, any of our other next generation products or product families may not achieve market acceptance and contribute significantly to our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

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

Our business is dependent on selling through distributors.

Sales through distributors accounted for approximately 74% of our revenues in 2017. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

Any future adverse conditions in the U.S. or global economies or in the U.S. or global credit markets could materially impact the operations of our distributors. Any deterioration in the financial condition of our distributors or any disruption in the operations of our distributors could adversely impact the flow of our products to our end customers and adversely impact our results of operation. In addition, during an industry or economic downturn, it is possible there will be an oversupply of products and a decrease in demand for our products from our distributors, which could reduce our revenues in a given period. Violations of the Foreign Corrupt Practices Act and similar regulations, or similar laws, by our distributors could have a material adverse impact on our business.

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

The global semiconductor market in general, and the semiconductor memory market in particular, are highly competitive. We expect competition to increase and intensify as other semiconductor companies enter our markets, many of which have greater financial and other resources with which to pursue technology development, product design, manufacturing, marketing and sales and distribution of their products. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results. Currently, our competitors range from large, international companies offering a wide range of semiconductor products to companies specializing in other alternative, specialized emerging memory technologies. Our primary competitors include Macronix International Co. Ltd., Micron Technology, Inc., Cypress Semiconductor Corporation, and Winbond Electronics Corp. In addition, as the IoT market opportunity grows, we expect new entrants will enter these markets and existing competitors, including leading semiconductor companies, may make significant investments to compete more effectively against our products. These competitors could develop technologies or architectures that make our products or technologies obsolete.

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

Our ability to timely and accurately report our financial results or comply with the requirements of being a public company depends on our maintaining adequate numbers of accounting and finance staff with technical accounting, SEC reporting and Sarbanes-Oxley Act compliance expertise. Any inability to recruit or retain qualified accounting and finance staff would have an adverse impact on our ability to accurately and timely prepare our consolidated financial statements. We may be unable to hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands from being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

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

Our products incorporate technology licensed from third parties. In connection with our acquisition of certain flash memory assets from Atmel Corporation in 2012, we obtained a perpetual license to Atmel’s flash memory technology. In addition, a component of our CBRAM technology is licensed from Axon Technology Corp. In December 2017, we entered into a license agreement with TowerJazz Panasonic Semiconductor Company. While we believe these licenses enable us to develop our products and pursue our current product strategies, these licenses may not provide us with the benefits we expect from them. From time to time, we may be required to license additional technology from third parties to develop our products or product enhancements. However, these third-party licenses may not be available to us on commercially reasonable terms or at all. Our inability to obtain third-party licenses necessary to develop products and product enhancements could require us to obtain substitute technology at a greater cost or of lower quality or performance standards or delay product development. Any of these results may limit our ability to develop new products, which could harm our business, financial condition and results of operations.

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

We have expanded in the past and expect to continue to expand in the future through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to stockholders or use resources that are necessary to operate our business.

In the past, we have grown our business through acquisitions and we expect to continue to evaluate and enter into discussions regarding potential strategic transactions that we believe could complement or expand our business, enhance our technical capabilities or otherwise offer growth opportunities. These transactions could be material to our financial condition and results of operations. The process of integrating businesses and technology can create unforeseen operating difficulties and expenditures as could the integration of any future acquisitions. Such transactions could create risks for us, including:

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in the use of substantial amounts of our cash and cash equivalents, dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize, may be less beneficial, or may develop more slowly, than we expect. If we do not receive the benefits anticipated from these acquisitions and investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected and our stock price could decline.

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
•

adverse tax consequences, including potential additional tax costs, resulting from the new tax legislation signed into law on December 22, 2017, that imposes a minimum domestic tax on the earnings of foreign subsidiaries;

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

We have funded our operations since inception through equity financings, our borrowing arrangements, and our public offerings in October 2015 and June 2017. We have incurred net losses and negative cash flows from operating activities since our inception, and we expect we will continue to incur operating and net losses and negative cash flows from operations for the foreseeable future. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we expect to require additional capital to fund our ongoing operations, respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities, but we may not be able to timely secure additional debt or equity financing or raise additional capital in the public market on favorable terms or at all.

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

Borrowings under our $12 million term loan facility and $5 million line of credit are collateralized by substantially all of our assets. Our credit facility restricts our ability to, among other things:

•	dispose of or sell assets;
•	consolidate or merge with other entities;
•	incur additional indebtedness;
•	create liens on our assets;
•	pay dividends;
•	make investments;
•	enter into transactions with affiliates; and
•	redeem subordinated indebtedness.

These restrictions are subject to certain exceptions. In addition, our credit facility, as amended, requires us to comply with certain financial covenants. The operating and financial restrictions and covenants in the credit facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the credit facility (as it did during the months of August, September, October and November 2016), which could cause, among other things (unless such default is waived by the lender), all or a portion of the outstanding indebtedness thereunder to become immediately due and payable and subject to an increase by 5% of the interest rate charged during the period of the unremedied breach. In addition, the lender would be able to sell or lease our assets in satisfaction of our outstanding indebtedness.

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

The market price of our common stock has been, and will likely continue to be, volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $5.00 per share, our stock price has fluctuated significantly. In addition to the factors discussed in this Annual Report on Form 10‑K, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

	High	Low
Fiscal 2017 quarter ended:
March 31, 2017	$4.40	$1.90
June 30, 2017	$5.60	$3.85
September 30, 2017	$8.15	$4.25
December 31, 2017	$8.50	$6.15
Fiscal 2016 quarter ended:
March 31, 2016	$7.59	$5.11
June 30, 2016	$5.76	$3.02
September 30, 2016	$3.81	$2.02
December 31, 2016	$2.59	$1.60

As of February 20, 2018, there were 38 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, the terms of our $12.0 million term loan facility and our $5.0 million line of credit currently prohibit us from paying dividends.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Adesto under the Securities Act or the Exchange Act.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the PHLX Semiconductor Index for the period from October 27, 2015 (the date our common stock commenced trading on The Nasdaq Capital Market) to December 31, 2017, the end of our last fiscal year. The comparisons in the graph below are based on historical data and are not intended to forecast or be indicative of future stock price performance of our common stock.

Recent Sale of Unregistered Securities and Use of Proceeds

Use of Proceeds

On October 30, 2015, we completed our initial public offering in which we sold 5,000,000 shares of common stock at a price to the public of $5.00 per share. On November 4, 2015, we completed the sale of an additional 192,184 shares of common stock pursuant to the underwriters’ over-allotment option. The aggregate offering price for shares sold by us in the offering was approximately $26.0 million. The offer of up to 5,750,000 shares in the initial public offering, for a proposed maximum aggregate offering price of $28.75 million, were registered under the Securities Act pursuant to a registration statement on Form S‑1 (File No. 333‑206940) that was declared effective by the Securities and Exchange Commission on October 26, 2015.

Needham & Company, LLC, Oppenheimer & Co. Inc. and Roth Capital Partners, LLC were the underwriters for the offering. Following the sale of 5,192,184 shares in connection with the closing of the initial public offering and the sale of the shares subject to the over-allotment option, the offering terminated. We raised approximately $22.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $1.8 million and other offering expenses of approximately $2.0 million. As of December 31, 2017, we had used substantially all of the aggregate net proceeds from our initial public offering to fund working capital and general corporate requirements in the ordinary course of business. No such payments were made, whether directly or indirectly to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.       SELECTED FINANCIAL DATA

We have derived the selected consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.You should read the following selected consolidated financial data below in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10‑K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Revenue, net	$56,112	$43,968	$43,259	$41,465	$49,684
Cost of revenue	28,637	22,618	24,775	25,532	29,738
Gross profit	27,475	21,350	18,484	15,933	19,946
Operating expenses:
Research and development	14,094	15,896	12,795	14,410	15,033
Sales and marketing	11,064	11,026	8,345	7,211	8,094
General and administrative	7,148	6,693	3,978	2,356	2,677
Gain from settlement with former foundry supplier	—	(1,962)	—	—	—
Total operating expenses	32,306	31,653	25,118	23,977	25,804
Loss from operations	(4,831)	(10,303)	(6,634)	(8,044)	(5,858)
Other income (expense):
Interest expense, net	(753)	(1,275)	(1,115)	(864)	(2,731)
Other income (expense), net	(3)	(50)	(695)	114	508
Total other (expense), net	(756)	(1,325)	(1,810)	(750)	(2,223)
Loss before provision for (benefit from) for income taxes	(5,587)	(11,628)	(8,444)	(8,794)	(8,081)
Provision for (benefit from) income taxes	101	(16)	(61)	140	72
Net loss	$(5,688)	$(11,612)	$(8,383)	$(8,934)	$(8,153)
Net loss per share:
Basic and diluted	$(0.31)	$(0.77)	$(2.79)	$(16.48)	$(15.14)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	18,591,308	15,085,973	3,007,929	542,248	538,388

Consolidated Balance Sheets Data:

	December 31,
Consolidated Balance Sheets Data:	2017	2016	2015	2014	2013
	(in thousands)
Cash and cash equivalents	$30,078	$19,719	$23,089	$5,972	$11,580
Total assets	60,812	46,183	49,938	31,447	43,589
Current liabilities	14,474	15,408	17,644	21,634	20,139
Debt	13,334	18,048	13,420	10,749	14,901
Preferred stock warrant liability	—	—	—	122	262
Convertible preferred stock	—	—	—	78,467	78,467
Total stockholders' equity (deficit)	32,950	16,365	24,479	(70,252)	(61,661)

In September 2017, we entered into a three-year $12.0 million term loan facility and a $5.0 million line of credit. As of December 31, 2017, we had net borrowings of $11.8 million outstanding under our term loan facility, of which $0.9 million is included in current liabilities. We also had borrowings of $1.5 million under our line of credit as of December 31, 2017.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10‑K. This discussion contains forward-looking statements based upon current plans, expectations and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” and in other parts of this Annual Report on Form 10‑K.

Overview

We are a leading provider of application-specific, ultra-low power non-volatile memory, or NVM, products. We optimize our NVM products for Internet of Things, or IoT, applications including current and next-generation Internet-connected devices in the consumer, industrial, medical and wearables markets. We combine our NVM design capabilities with proprietary intellectual property and differentiated technology platforms to deliver high-performance products that dramatically reduce the overall energy consumption of our customers’ systems and extend battery life. Our products feature embedded intelligence in a small form factor and high reliability.

Our revenue is derived from the sale of our NVM products, primarily our serial flash memory products, which represented substantially all of our revenue for the year ended December 31, 2017. In recent years, we have invested in developing and commercializing new flash memory products that are well suited for low-power, high-growth applications. In 2013, we introduced the first of our next-generation DataFlash and Fusion Serial Flash products. Revenue from our next-generation NVM products were $55.8 million, $43.5 million and $39.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. We had been exclusively developing products based on Conductive Bridging RAM, or CBRAM, technology prior to our 2012 acquisition of assets from Atmel, which brought us our first flash memory products. We believe products based on this technology have the potential to contribute to our long-term growth and thus we continue to invest our resources into developing and enhancing our families of CBRAM-based products, although revenue associated with these products has not been material to date.

For the year ended December 31, 2017, our products were sold to more than 2,000 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 74%, 71% and 73% of our revenue from distributors during the years ended December 31, 2017, 2016 and 2015, respectively. Sales to three distributors generated approximately 38%, 35% and 40% of our revenue during the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, we derived approximately 79%, 85% and 80% of our revenue internationally during the years ended December 31, 2017, 2016 and 2015, respectively, the majority of which was recognized in the Asia Pacific, or APAC, region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped.

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

Ability to attract and retain customers that make large orders. In 2017, our products were sold to more than 2,000 end customers, of which approximately 45 generated more than half our revenue. No end customer accounted for 10% or more of our revenue in 2017. One end customer accounted for 10% or more of our revenue in 2016 and 2015. While we expect the composition of our customers to change over time, our business and operating results will depend on our ability to continually target new and retain existing customers that make large orders, particularly those in growth markets which are less dependent on macroeconomic conditions.

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system cost of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements and qualified our NVM device for their products. The number of our design wins has grown from 135 in 2015 to 296 in 2016 and to 417 in 2017. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends.

Pricing, product cost and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, manufacturing yields and inventory write downs, if any. In general, newly introduced products and products with higher performance and more features tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. In the normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. More recently, certain of our suppliers have increased costs although this increase did not have a material impact on our results of operations for the year ended December 31, 2017. If we are unable to maintain overall average selling prices or offset any declines in average selling prices with realized savings on product costs, our gross margin will decline.

Investment in growth.  We have invested, and intend to continue to invest, in expanding our operations, increasing our headcount, developing our products and differentiated technologies to support our growth and expanding our infrastructure. We expect our total operating expenses to increase in the foreseeable future to meet our growth objectives. We plan to continue to invest in our sales and support operations throughout the world, with a particular focus in adding additional sales and field applications personnel to further broaden our support and coverage of our existing customer base, in addition to developing new customer relationships and generating design wins. We also intend to continue to invest additional resources in research and development to support the development of our products and differentiated technologies. Any investments we make in our sales and marketing organization or research and development will occur in advance of experiencing any benefits from such investments, and the return on these investments may be lower than we expect. In addition, as we invest in expanding our operations internationally, our business and results will become further subject to the risks and challenges of international operations, including higher operating expenses and the impact of legal and regulatory developments outside the United States.

Components of Our Results of Operations

Revenue

We derive substantially all of our revenue through the sale of our NVM products to OEMs and ODMs, primarily through distributors. We generated 74%, 71%, and 73% of our revenue from distributors during the years ended December 31, 2017, 2016, and 2015, respectively. We recognize revenue from product sales when persuasive evidence of an arrangement exists and all other revenue recognition criteria are met. We sell the majority of our products to distributors and generally recognize revenue when we ship the product directly to the distributors since title and risk of loss transfers at that time.

Because our distributors market and sell their products worldwide, our revenue by geographic location is not necessarily indicative of where our customers’ product sales and design win activity occur, but rather of where their manufacturing operations occur.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs paid to our third-party manufacturers for wafer fabrication, assembly and testing of our NVM products, write-downs of inventory for excess and obsolete inventories including write-downs of inventory for products based on CBRAM technology and accruals for future losses on CBRAM wafer purchase commitments to the extent our costs exceed the market price for such products. To a lesser extent, cost of revenue also includes depreciation of test equipment and expenses relating to manufacturing support activities, including personnel-related costs, logistics and shipping.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expense. Personnel-related costs, including salaries, benefits, bonuses and stock-based compensation, are the most significant component of each of our operating expense categories. In addition, in the near term we expect to hire additional personnel, primarily in our selling and marketing functions, and increase research and development expenditures, such as prototype wafers, associated with the implementation of our technology in a manufacturing facility in Asia. Accordingly, we expect our operating expenses to increase in absolute dollars as we invest in these initiatives.

Research and Development. Our research and development expenses consist primarily of personnel-related costs for the design and development of our products and technologies. Additional research and development expenses include product prototype costs, amortization of mask expenditures and other materials costs, external test and characterization expenses, depreciation, amortization of design tool software licenses, amortization of acquisition-related intangible assets and allocated overhead expenses. We also incur costs related to outsourced research and development activities and joint venture activities. We expect research and development expenses to increase in absolute dollars for the foreseeable future as we continue to improve our product features and increase our portfolio of solutions.

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

Prior to our IPO of common stock in October 2015, we classified our preferred stock warrants as a liability on our consolidated balance sheets and recorded changes in fair value at each balance sheet date with the corresponding change recorded as other income (expense). We recorded a final adjustment to the fair value of the warrants as of the closing of our initial public offering on October 30, 2015 and the warrants will no longer be subject to fair value accounting thereafter due to their conversion into warrants to purchase common stock.

Provision for (Benefit from) Income Taxes

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

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except share and per share data)
Revenue, net	$56,112	$43,968	$43,259
Cost of revenue	28,637	22,618	24,775
Gross profit	27,475	21,350	18,484
Operating expenses:
Research and development	14,094	15,896	12,795
Sales and marketing	11,064	11,026	8,345
General and administrative	7,148	6,693	3,978
Gain from settlement with former foundry supplier	—	(1,962)	—
Total operating expenses	32,306	31,653	25,118
Loss from operations	(4,831)	(10,303)	(6,634)
Other (expense):
Interest expense, net	(753)	(1,275)	(1,115)
Other (expense), net	(3)	(50)	(695)
Total other (expense), net	(756)	(1,325)	(1,810)
Loss before provision for (benefit from) for income taxes	(5,587)	(11,628)	(8,444)
Provision for (benefit from) income taxes	101	(16)	(61)
Net loss attributable to common stockholders	$(5,688)	$(11,612)	$(8,383)
Net loss per share:
Basic and diluted	$(0.31)	$(0.77)	$(2.79)
Weighted average number of shares used in computing net
loss per share:
Basic and diluted	18,591,308	15,085,973	3,007,929

Comparison of Years Ended December 31, 2017, 2016 and 2015

Revenue, net

	Year ended December 31,			Change 2017 - 2016		Change 2016 - 2015
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
Revenue, net	$56,112	$43,968	$43,259	$12,144	28%	$709	2%
Revenue by category of products:
Legacy Products	301	427	3,385	(126)	(30)%	(2,958)	(87)%
New Products	55,811	43,541	39,874	12,270	28%	3,667	9%

	Year ended December 31,
	2017	2016	2015
	(in thousands)
United States	$11,667	$6,301	$8,831
Rest of Americas	245	483	602
Europe	9,546	5,809	4,817
Asia Pacific	34,263	31,051	28,711
Rest of world	391	324	298
Total	$56,112	$43,968	$43,259

Revenue increased by $12.1 million, or 28%, for 2017 as compared to 2016.  This increase was due primarily to an increase in sales of our DataFlash and to a lesser extent, sales of our Standard Serial Flash products.

Revenue increased by $0.7 million, or 2%, for 2016 as compared to 2015. This increase was due primarily to an increase in sales of our next generation Fusion Serial Flash products, partially offset by a decrease in revenue from our Standard Serial Flash and DataFlash products.

Cost of Revenue and Gross Margin

	Year ended December 31,			Change 2017 - 2016		Change 2016 - 2015
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
Cost of revenue	$28,637	$22,618	$24,775	$6,019	27%	$(2,157)	(9)%
Gross Profit	27,475	21,350	18,484	6,125	29%	2,866	16%
Gross Margin	49%	49%	43%

Cost of revenue increased by $6.0 million, or 27%, for 2017 as compared to 2016.  This increase was due primarily to increased unit volume associated with our increase in revenue during 2017.

There was no material change in gross margin in 2017 as compared to 2016.

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

Operating Expenses

	Year ended December 31,			Change 2017 - 2016		Change 2016 - 2015
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$14,094	$15,896	$12,795	$(1,802)	(11)%	$3,101	24%
Sales and marketing	11,064	11,026	8,345	38	0	2,681	32
General and administrative	7,148	6,693	3,978	455	7	2,715	68
Gain from settlement with former foundry supplier	—	(1,962)	—	1,962	(100)	(1,962)	100
Total operating expenses	$32,306	$31,653	$25,118	$653	2%	$6,535	26%

Research and Development. Research and development (“R&D”) expense decreased by $1.8 million or 11%, in 2017 as compared to 2016.  The decrease was due primarily to a $1.2 million decrease in costs related to joint activities due to the renegotiation of our joint development agreement with TowerJazz Panasonic Semiconductor Company, a $0.4 million reduction in material costs, a $0.4 million reduction in facilities costs due to elimination of offsite lab rent expense and $0.2 million reduction in external test and characterization expenses, partially offset by a $0.4 million increase in personnel related costs.

Research and development expense increased by $3.1 million, or 24%, in 2016 as compared to 2015. This increase was due primarily to a $1.2 million increase in personnel-related costs, $1.2 million in expenditures related to our joint venture development agreement with TowerJazz Panasonic Semiconductor Company, for which there were not corresponding expenditures in 2015, and a $0.7 million increase in allocated facilities costs due to our headquarters relocation in 2016 and an investment in a new research and development lab.

Sales and Marketing. There was no material change in sales and marketing expense in 2017 as compared to 2016 as a result of our expense management efforts in 2017.

Sales and marketing expense increased $2.7 million, or 32%, in 2016 as compared to 2015. This increase was due primarily to a $2.8 million increase in personnel-related costs, a $0.5 million increase in allocated facilities costs due to our headquarters relocation in 2016, partially offset by a $0.8 million decrease in outside services such as consulting expense.

General and Administrative. General and administrative expenses increased by $0.5 million or 7% in 2017 as compared to 2016.  The increase was due primarily to personnel-related costs.

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

Other (Expense), Net

	Year ended December 31,			Change 2017 - 2016		Change 2016 - 2015
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
Interest expense, net	$(753)	(1,275)	(1,115)	$(522)	(41)%	$160	14%
Other (expense), net	(3)	(50)	(695)	(47)	(94)	(645)	(93)
Total other (expense), net	$(756)	$(1,325)	$(1,810)	$(569)	(43)%	$(485)	(27)%

Interest expense, net decreased by $0.5 million or 41% in 2017 as compared to 2016 primarily due to a reduction in net borrowings of $4.7 million.

Interest expense, net increased by $0.2 million, or 14%, in 2016 as compared to 2015 due to an increase in our net borrowings of $4.6 million.

Other (expense), net decreased by $47,000 in 2017 as compared to 2016 due primarily to reduced foreign currency transaction costs.

Other (expense), net decreased by $0.6 million, or 93%, in 2016 as compared to 2015 as we no longer had to record the change in fair value of preferred stock warrants. All preferred stock warrants were converted to common stock warrants on the date of our IPO in 2015.

Provision for (Benefit from) Income Taxes

	Year ended December 31,			Change 2017 - 2016		Change 2016 - 2015
	2017	2016	2015	Amount	%	Amount	%
	(dollars in thousands)
Provision for (benefit from) income taxes	$101	$(16)	$(61)	$117	731%	$45	74%

Our provision for income taxes increased by $0.1 million in 2017 as compared to 2016 due primarily to provisions related to our foreign subsidiaries.

Our benefit from income taxes decreased by $45,000, or 74%, in 2016 as compared to 2015. The decrease was due primarily to a reduction in benefits related to our foreign subsidiaries as well as a reduction in benefits related to deferred taxes in the United States.

Liquidity and Capital Resources

Our principal source of liquidity as of December 31, 2017 consisted of cash and cash equivalents of $30.1 million. We had approximately $3.5 million of additional borrowing capacity under our line of credit as of December 31, 2017. Our outstanding borrowings under this credit facility as of December 31, 2017 were $13.5 million. Substantially all of our cash and cash equivalents are held in the United States.

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

Our cash flows for the periods indicated were as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows used in operating activities	$(189)	$(4,858)	$(7,127)
Cash flows used in investing activities	(3,552)	(2,662)	(559)
Cash flows provided by financing activities	14,165	4,221	25,141

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

During the year ended December 31, 2017, cash used in operating activities was $0.2 million and was due primarily to a net loss of $5.7 million offset by non-cash charges of $3.5 million for stock-based compensation expense, $1.4 million for depreciation and amortization, $1.2 million for the amortization of intangible assets, $82,000 for the amortization of debt discount and an increase in net assets and liabilities of $0.7 million.  The increase in net assets and liabilities is due primarily to an increase in accounts receivable of $2.6 million, an increase in inventory of $0.6 million, an increase in prepaids and other current assets of $0.5 million, an increase in other non-current assets of $0.3 million and a decrease in deferred rent of $0.4 million all partially offset by an increase in accounts payable and accrued compensation and other expenses of $3.7 million.

During the year ended December 31, 2016, cash used in operating activities was $4.9 million and was due primarily to a net loss of $11.6 million and the impact of a settlement with a former foundry supplier of $2.0 million, partially offset by non-cash charges of $3.3 million related to stock-based compensation expense, $1.0 million related to depreciation and amortization, $1.2 million related to amortization of intangible assets, $0.6 million related to amortization of debt discount, and a decrease in our net assets and liabilities of $2.5 million. The decrease in assets and liabilities is due primarily to a decrease in accounts receivable of $0.4 million, a decrease in net inventories of $2.2 million, a decrease in prepaid expenses and other current assets of $1.8 million partially offset by a decrease in accounts payable and other accrued expenses of $1.9 million.

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

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases of property and equipment. We expect to continue to make significant capital expenditures to support continued growth of our business. During the year ended December 31, 2017, cash used in investing activities was $3.6 million, of which $2.9 million was related to the purchase of equipment, $0.4 million was related to the acquisition of a technology license, and $0.3 million was related to the issuance of a note receivable. During the year ended December 31, 2016, cash used in investing activities was $2.7 million, related primarily to the purchase of equipment, an increase in leasehold improvements related to our new headquarters in Santa Clara, California, and $0.2 million related to the issuance of a note receivable. During the year ended December 31, 2015, cash used in investing activities was $0.6 million, related primarily to the purchase of equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2017, cash provided by financing activities was $14.2 million, due primarily to $18.4 million received from the net proceeds of our follow-on public offering of our common stock and $0.5 million from the exercise of stock options and purchases made through the employee stock purchase plan offset by tax settlements associated with the release of restricted stock units partially offset by net repayments of $4.4 million and $0.3 million, respectively, on our term loan and revolving line of credit.

During the year ended December 31, 2016, cash provided by financing activities was $4.2 million and was due primarily to net proceeds from our term loan of $17.8 million offset by repayments of borrowings under our prior term loan of $15.7 million, net proceeds from our line of credit of $1.8 million, and proceeds from the issuance of common stock of $0.2 million.

During the year ended December 31, 2015, cash provided by financing activities was $25.1 million, due primarily to $22.1 million received from the net proceeds from our IPO and $14.9 million from our prior term loan, partially offset by payments of $11.9 million on our loans with both Bridge Bank and Opus Bank.

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

The Credit Facility contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, prior to the Amendment, the Credit Facility provided that we may not (i) permit the ratio of the balance of unrestricted cash deposited at the financial institution, plus eligible receivables, net of reserve to the total amounts owed with respect to advances under the revolving credit line to be less than 1.50 to 1.00 and (ii) permit cash held at the financial institution in a deposit account to be less than 100% of the term loan outstanding. Upon an occurrence of an event of default, under the Credit Facility we could be required to pay interest on all outstanding obligations under the agreement at a rate of 5% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement.  As of December 31, 2017, we were in compliance with all financial covenants and restrictions.

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

As part of this amendment we incurred additional fees of $125,000. These fees have been recorded as a debt discount and are being amortized over the life of the agreement. During the year ended December 31, 2017, the amortization of the debt discount was $82,000 and the unamortized debt discount was $0.2 million as of December 31, 2017.

The Amendment also decreased the interest rates under the Term Loan and the Line of Credit and changed the payment schedule under the Term Loan. The Term Loan bears interest at a rate per annum equal to the greater of the prime rate or 3.5% (4.5% on December 31, 2017). The Line of Credit bears interest at a rate per annum equal to the greater of the prime rate or 3.5% plus 0.25% (4.75% on December 31, 2017). Under the Amendment, we will make interest-only payments on the Term Loan from October 10, 2017 and on the 10th calendar day of each month thereafter, and will make principal and interest payments in 36 equal installments beginning on October 10, 2018, and on the 10th calendar day of each month thereafter, until the maturity date of the Term Loan. Pursuant to the Amendment, our Intellectual Property (as defined in the Amendment) is excluded from the collateral used to secure the indebtedness we incurred under the Credit Facility.

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

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2017:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$7,117	$1,238	$2,474	$2,612	$793
Inventory-related commitments (2)	4,294	4,294	—	—	—
Financing arrangements (3)	13,500	1,000	12,500		—
Joint Development and Manufacturing Agreement (4)	400	400	—	—	—
Licensing and Development Agreement (5)	500	500	—	—	—
Total contractual cash obligations	$25,811	$7,432	$14,974	$2,612	$793

(1)	Operating leases primarily relate to our leases of office space with terms expiring through July 31, 2023.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of December 31, 2017.
(3)	Financing arrangements represent debt maturities under our term loan and line of credit.
(4)	Represents our commitments under the third amendment of the CBRAM Joint Development and Manufacturing Agreement executed on November 22, 2017 with TowerJazz Panasonic Semiconductor Company.
(5)	Represents our commitments under the Licensing and Development Agreement executed on April 21, 2016 with Semitech Semiconductor Pty, Ltd. or Semitech.

As of December 31, 2017 we had a liability of $36,000 for uncertain tax positions.

During 2017 and 2016, we made investments in Semitech as part of a license and development agreement dated April 16, 2016. Semitech has developed N-PLC products and market knowledge in the N-PLC devices space and plans to sell its products into the Smart Grid, Solar, Smart Lighting and Industrial space. Investments during 2016 through June 14, 2017 were recorded as notes receivable. On June 15, 2017, $0.4 million of notes receivable and accrued interest were converted into 233,335 shares of preferred stock in Semitech. This investment is recorded at cost in other non-current assets on the consolidated balance sheets as of December 31, 2017. As of December 31, 2017 and 2016, we recorded investments in notes receivable balance of $0.2 million and $0.2 million, respectively, which were classified in other non-current assets on the consolidated balance sheets.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $30.1 million as of December 31, 2017, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross debt of $13.5 million offset partially by a debt discount of $0.2 million, as of December 31, 2017. The outstanding debt relates to a new term loan and line of credit described in section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility.”

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of December 31, 2017.

Critical Accounting Policies and Estimates

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

The critical accounting policies involving judgments and estimates that we believe have the most impact on our consolidated financial statements are discussed below.

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

We also monitor collectibility of accounts receivable primarily through review of our accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, record a charge in the period such determination is made. As of December 31, 2017 and 2016, there was no allowance for doubtful accounts.

Inventories

We record inventories at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or net realizable value (“NRV”). NRV is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. On a quarterly basis, we analyze inventories on a part-by-part basis. The carrying value of inventory is adjusted for excess and obsolete inventory based on inventory age, shipment history and the forecast of demand over a specific future period. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that new cost basis. The semiconductor markets that we serve are volatile and actual results may vary from forecast or other assumptions, potentially affecting our assessment of excess and obsolete inventory which could have a material effect on our results of operations.

Income Taxes

We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements, but have not been reflected in our taxable income. Valuation allowances are established to reduce deferred tax assets as necessary when in management’s estimate, based on available objective evidence, it is more likely than not that we will not generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. We include interest and penalties related to unrecognized tax benefits in income tax expense. We recognize in our consolidated financial statements the impact of a tax position that based on its technical merits is more likely than not to be sustained upon examination. The valuation allowance as of December 31, 2017 was approximately $26.5 million.

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

We estimate the fair value of the restricted stock units, or RSUs, using the closing market price of our common stock on the date of grant. Our grants of RSUs typically vest over a two-year period.

During 2017, our compensation committee granted RSUs that do not begin vesting until certain performance goals are met. All performance goals must be met in order for the shares to begin vesting. Vesting would begin on the one year anniversary of the grant date. As a result of these performance based vesting conditions we valued these RSUs using Monte Carlo simulation techniques to establish a fair value per share at the time of the grant.

The fair value of the employee stock options was estimated using the following assumptions for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Volatility	86%	52%	40%
Expected dividend yield	—	—	—
Risk-free rate	2.15%	1.34%	1.59%
Expected term (in years)	6	6	5

For the years ended December 31, 2017, 2016 and 2015, stock-based compensation expense was $3.5 million, $3.3 million and $0.8 million respectively. As of December 31, 2017, we had approximately $2.0 million of total unrecognized compensation expense related to stock options, net of related forfeiture estimates, which we expect to recognize over a weighted-average period of approximately 2.9 years. The intrinsic value of all outstanding options as of December 31, 2017 was $4.6 million based on the market price of our common stock of $6.45 per share. As of December 31, 2017 the total unrecognized compensation cost related to RSU’s and our 2015 Employee Stock Purchase Plan was $1.1 million and $14,000, respectively, and these amounts are expected to be recognized over 2.1 years and 0.1 years, respectively.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Adesto Technologies Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adesto Technologies Corporation and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2015.

San Jose, California

March 13, 2018

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$30,078	$19,719
Accounts receivable, net	8,668	6,111
Inventories	5,814	5,182
Prepaid expenses	993	462
Other current assets	52	105
Total current assets	45,605	31,579
Property and equipment, net	6,833	5,962
Intangible assets, net	7,452	8,324
Other non-current assets	900	296
Goodwill	22	22
Total assets	$60,812	$46,183
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,075	$5,167
Accrued compensation and benefits	2,614	1,599
Accrued expenses and other current liabilities	2,359	2,176
Line of credit, current	1,500	1,807
Term loan, current	926	6,466
Total current liabilities	14,474	17,215
Term loan, non-current	10,908	9,775
Other non-current liabilities	75	—
Deferred rent, non-current	2,404	2,826
Deferred tax liability, non-current	1	2
Total liabilities	27,862	29,818
Commitments and contingencies (See Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2017 and December 31, 2016; no shares issued and outstanding as of December 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 21,291,833 and 15,494,308 shares issued and outstanding as of December 31, 2017 and December 31, 2016 respectively	2	2
Additional paid-in capital	133,087	110,749
Accumulated other comprehensive loss	(295)	(230)
Accumulated deficit	(99,844)	(94,156)
Total stockholders' equity	32,950	16,365
Total liabilities and stockholders’ equity	$60,812	$46,183

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue, net	$56,112	$43,968	$43,259
Cost of revenue	28,637	22,618	24,775
Gross profit	27,475	21,350	18,484
Operating expenses:
Research and development	14,094	15,896	12,795
Sales and marketing	11,064	11,026	8,345
General and administrative	7,148	6,693	3,978
Gain from settlement with former foundry supplier	—	(1,962)	—
Total operating expenses	32,306	31,653	25,118
Loss from operations	(4,831)	(10,303)	(6,634)
Other (expense):
Interest expense, net	(753)	(1,275)	(1,115)
Other (expense), net	(3)	(50)	(695)
Total other (expense), net	(756)	(1,325)	(1,810)
Loss before provision for (benefit from) income taxes	(5,587)	(11,628)	(8,444)
Provision for (benefit from) income taxes	101	(16)	(61)
Net loss	$(5,688)	$(11,612)	$(8,383)
Net loss per share:
Basic and diluted	$(0.31)	$(0.77)	$(2.79)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	18,591,308	15,085,973	3,007,929

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(5,688)	$(11,612)	$(8,383)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(65)	(84)	(143)
Comprehensive loss	$(5,753)	$(11,696)	$(8,526)

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

			Stockholders’ Equity (Deficit)
						Accumulated
					Additional	Other		Total
	Convertible Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances as of December 31, 2014	4,419,853	$78,467	559,554	$—	$3,912	$(3)	$(74,161)	$(70,252)
Proceeds from initial public offering, net of issuance costs	—	—	5,192,184	1	22,100	—	—	22,101
Conversion of convertible preferred stock upon completion of initial public offering	(4,419,853)	(78,467)	9,114,739	1	78,466	—	—	78,467
Reclassification of warrant liability to additional paid-in capital upon closing of initial public offering	—	—	—	—	1,892	—	—	1,892
Cashless exercise of common stock warrants upon completing of initial public offering	—	—	102,289	—	—	—	—	—
Options exercised	—	—	5,952	—	10	—	—	10
Stock-based compensation	—	—	—	—	787	—	—	787
Foreign currency translation adjustments	—	—	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	—	—	(8,383)	(8,383)
Balances as of December 31, 2015	—	—	14,974,718	2	107,167	(146)	(82,544)	24,479
Options exercised	—	—	13,112	—	24	—	—	24
Employee stock purchase plan	—	—	68,392	—	215	—	—	215
Restricted stock units	—	—	438,086	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,343	—	—	3,343
Foreign currency translation adjustments	—	—	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	—	—	(11,612)	(11,612)
Balances as of December 31, 2016	—	—	15,494,308	2	110,749	(230)	(94,156)	16,365
Proceeds from follow-on offering, net of issuance costs	—	—	5,000,000	—	18,363	—	—	18,363
Cashless exercise of common stock warrants	—	—	10,223	—	—	—	—	—
Options exercised	—	—	230,123	—	442	—	—	442
Employee stock purchase plan	—	—	110,711	—	339	—	—	339
Restricted stock units, net of taxes paid related to net settlement of equity awards	—	—	446,468	—	(308)	—	—	(308)
Stock-based compensation	—	—	—	—	3,502	—	—	3,502
Foreign currency translation adjustments	—	—	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	—	—	(5,688)	(5,688)
Balances as of December 31, 2017	—	$—	21,291,833	$2	$133,087	$(295)	$(99,844)	$32,950

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(5,688)	$(11,612)	$(8,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,502	3,343	787
Depreciation and amortization	1,384	987	1,453
Amortization of intangible assets	1,222	1,235	1,236
Amortization of debt discount	82	646	504
Deferred income taxes	(1)	1	(26)
Gain from settlement with former foundry supplier	—	(1,962)	—
Changes in fair value of preferred stock warrant liability	—	—	907
Changes in assets and liabilities:
Accounts receivable	(2,557)	425	(4,542)
Inventories	(632)	2,186	85
Prepaid expenses and other current assets	(478)	1,761	(1,004)
Other non-current assets	(270)	(1)	—
Accounts payable	2,521	(3,584)	1,866
Accrued compensation and benefits	1,015	706	(42)
Accrued expenses and other current liabilities	58	711	32
Other non-current liabilities	75	—	—
Deferred rent	(422)	300	—
Net cash used in operating activities	(189)	(4,858)	(7,127)
Cash flows from investing activities:
Acquisition of property and equipment	(2,868)	(2,481)	(559)
Acquisition of intangible assets	(350)	—	—
Issuance of note receivable	(334)	(181)	—
Net cash used in investing activities	(3,552)	(2,662)	(559)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions	18,363	—	22,101
Proceeds from exercise of stock options and employee stock purchase plan	781	239	10
Tax withholdings related to net share settlement of restricted stock units	(308)	—	—
Proceeds from revolving line of credit	30,598	7,415	—
Payments on revolving line of credit	(30,905)	(5,608)	(4,273)
Proceeds from term loan, net of fees	12,000	17,825	14,903
Payments on term loan	(16,364)	(15,650)	(7,600)
Net cash provided by financing activities	14,165	4,221	25,141
Effect of exchange rates on cash and equivalents	(65)	(71)	(338)
Net increase (decrease) in cash and cash equivalents	10,359	(3,370)	17,117
Cash and cash equivalents - beginning of period	19,719	23,089	5,972
Cash and cash equivalents - end of period	$30,078	$19,719	$23,089
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$695	$688	$521
Supplemental disclosures of non-cash investing and financing information:
Purchase of property and equipment included in accounts payable	$420	$1,033	$—
Conversion of note receivable into investment in preferred shares of unconsolidated affiliate	363	—	—
Accrued deferred financing costs	125	—	—
Issuance of preferred stock warrants in connection with term loan Conversion of convertible preferred stock to common stock	—	—	863
Conversion of convertible preferred stock to common stock	—	—	78,467
Reclassification of warrant liability to additional paid-in-capital upon closing of initial public offering	—	—	1,892

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies.

Organization and Nature of Operations.

Adesto Technologies Corporation (together with its subsidiaries; “Adesto”, “we”, “our”, “us” or the “Company”) was incorporated in the state of California in January 2006 and reincorporated in Delaware in October 2015. We are a leading provider of application-specific, ultra-low power non-volatile memory (“NVM”) products. Our corporate headquarters are located in Santa Clara, California.

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

The Company completed a follow-on offering of common stock in June 2017. The Company sold 5,000,000 shares, including 625,000 shares upon exercise of the underwriters’ option to purchase additional shares. The shares were sold at a public offering price of $4.00 per share for net proceeds of $18.4 million to the Company, after deducting underwriting discounts and commissions and offering expenses.

Liquidity.

Since inception we have funded our operations primarily through sales of common and preferred stock and borrowing arrangements. As of December 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $30.1 million and $3.5 million of additional borrowing capacity under our revolving line of credit. In addition, we have incurred net losses since our inception, and as of December 31, 2017 have an accumulated deficit of approximately $99.8 million. We expect to continue to incur operating losses and negative cash flows from operations through March 31, 2018.

Borrowings under our term loan are subject to certain restrictive covenants and we were not in compliance with those covenants during the months of August, September, October and November 2016. In February 2017, we entered into a First Business Financing Modification agreement with Western Alliance Bank which as of December 31, 2016 (i) waived the Company’s default as a result of the non-compliance referred to above and (ii) reduced the ratio of unrestricted cash deposited at the financial institution to the term debt outstanding to not less than 1.00 to 1.00 (see Note 6. Borrowings.). We believe that our existing cash and cash equivalents, together with available resources from our revolving line of credit and our forecasted operating results, will be sufficient to fund our operations and provide adequate working capital for the next twelve months.

In the future, we expect to fund our ongoing operations with cash flows from our operations. We expect to require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may decide to engage in equity or debt financings or enter into credit facilities; however, we may not be able to timely secure additional debt or equity financing or raise additional capital in the public markets on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Basis of Presentation.

The consolidated financial statements include the results of our operations, and the operations of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassifications.

Certain reclassifications have been made to prior periods’ consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported total assets, stockholders’ equity or net loss.

Reverse Stock Split.

On October 1, 2015, we effected a 1-for-33 reverse stock split of our common stock and convertible preferred stock (collectively, “Capital Stock”). On the effective date of the reverse stock split, (i) each 33 shares of outstanding Capital Stock were reduced to one share of Capital Stock; (ii) the number of shares of Capital Stock into which each outstanding warrant or option to purchase Capital Stock is exercisable were proportionately reduced on a 33‑to‑1 basis; (iii) the exercise price of each outstanding warrant or option to purchase Capital Stock were proportionately increased on a 1‑to‑33 basis; and (iv) each 33 shares of authorized Capital Stock were reduced to one share of Capital Stock. All of the share numbers, share prices, and exercise prices have been adjusted, on a retroactive basis, to reflect this 1‑for‑33 reverse stock split. The par value of the common stock and convertible preferred stock were not adjusted as a result of the reverse stock split.

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

We also monitor collectibility of accounts receivable primarily through review of our accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, record a charge in the period such determination is made. As of December 31, 2017 and 2016, there was no allowance for doubtful accounts.

Shipping Costs.

We charge shipping costs to cost of revenue as incurred.

Product Warranty.

Our products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During the year ended December 31, 2015, we recorded $250,000 for a specific potential warranty claim. During the year ended December 31, 2016 $41,000 has been incurred relating to this potential warranty claim. During the year ended December 31, 2017, $185,000 has been incurred relating to this potential warranty claim and we recorded $27,000 for an additional potential warranty claim. As of December 31, 2017 and 2016, the warranty accrual was $51,000 and $209,000, respectively, and is included in accrued expenses and other current liabilities on the consolidated balance sheets.

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

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. Net losses from foreign currency translation of assets and liabilities were $0.1 million, $0.1 million, and $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive loss, net of tax, a component of stockholders’ equity. Net losses arising from transactions denominated in currencies other than the functional currency were $4,000, $0.1 million, and $0.1 million for the years ended December 31, 2017, 2016, and 2015, respectively, and are included in other income (expense), net in the consolidated statements of operations.

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

Inventories.

We record inventories at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. On a quarterly basis, we analyze inventories on a part-by-part basis. The carrying value of inventory is adjusted for excess and obsolete inventory based on the forecast of demand over a specific future period. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that new cost basis. The semiconductor markets that we serve are volatile and actual results may vary from forecast or other assumptions, potentially affecting our assessment of excess and obsolete inventory which could have a material effect on our results of operations.

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

When evaluating goodwill for impairment, we may initially perform a qualitative assessment which includes a review and analysis of certain quantitative factors to estimate if a reporting units’ fair value significantly exceeds its carrying value. When the estimate of a reporting unit’s fair value appears more likely than not to be less than its carrying value based on this qualitative assessment, we continue to the first step of two steps impairment test. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting units is determined based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions and determination of appropriate market comparables. We base these fair value estimates on reasonable assumptions but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that we determine that the value of goodwill has become impaired, we record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We operate in one reporting unit. We conducted our annual goodwill impairment analysis in the fourth quarters of 2017, 2016, and 2015 and no goodwill impairment was indicated.

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

Time-based restricted stock units (“RSUs”) are valued at the grant date fair value of the underlying common shares. Performance-based RSUs are valued using the Monte Carlo simulation technique. The Monte Carlo simulation model incorporates assumptions for the holding period, risk-free interest rate, stock price volatility and dividend yield.

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

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. As a result of our favorable collection experience and customer concentration, there was no allowance for doubtful accounts as of December 31, 2017 and 2016.

Customer concentrations as a percentage of  revenue, net were as follows:

	Year Ended December 31,
	2017	2016	2015
Customer A	18%	14%	17%
Customer B	10%	11%	12%
Customer C	*	*	11%

*     less than 10%

Customer concentrations as a percentage of gross accounts receivable were as follows:

	Year Ended December 31,
	2017	2016	2015
Customer A	31%	18%	16%
Customer B	*	*	14%
Customer C	*	13%	13%
Customer D	*	*	10%

*     less than 10%

Net Loss per Share.

Basic net loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common shares and potentially dilutive common stock equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, common stock options, RSUs, and common stock warrants are considered to be potentially dilutive securities.

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

Recent Accounting Pronouncements.

In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") on revenue from contracts with customers, ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASC 606") which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition standards. The new standard requires a company to recognize revenue as control of goods or services transfers to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. It defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current standard. The new standard will be effective for the Company starting in the first quarter of fiscal 2018. Two methods of adoption are permitted: (a) full retrospective adoption, meaning this standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance.

The Company has selected full retrospective adoption as it has recognized revenue consistent with the standard since it started shipping product. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements including the potential impact of the additional disclosure requirement primarily because the Company has always recorded revenue on a sell-in basis. The Company is implementing changes to its accounting policies, internal controls, and disclosures to support the new standard; however, these changes will not be material.

In February 2016, the FASB issued ASU 2016‑02, Leases. This ASU requires lease assets and lease liabilities arising from leases, including operating leases, to be recognized on the balance sheet, ASU 2016‑02 will become effective for the Company on January 1, 2019. Adesto is currently evaluating the impact of this guidance on its consolidated financial statements.

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

Note 2. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2017	2016
Accounts receivable	$12,500	$8,800
Allowance for SSDs, price protection, rights of return and other activities	(3,832)	(2,689)
Total accounts receivable, net	$8,668	$6,111

Inventories.

Inventories consisted of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$2,213	$212
Work-in-process	2,408	3,793
Finished goods	1,193	1,177
Total inventories	$5,814	$5,182

For the years ended December 31, 2017, 2016 and 2015, we realized a benefit of $1.3 million, $1.1 million and $0.9 million, respectively, from sales of previously written-down products. Inventory write-downs were primarily associated with products built in excess of customer demand which resulted in excess inventory levels, legacy products for which no demand exists and lower of cost or net realizable value write-downs associated with CBRAM products for which costs exceeded net realizable value.

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Machinery and equipment	$9,457	$7,351
Furniture and fixtures	83	77
Leasehold improvements	4,252	4,252
Computer software	675	668
Construction in progress	1,301	1,098
Property and equipment, at cost	15,768	13,446
Accumulated depreciation and amortization	(8,935)	(7,484)
Property and equipment, net	$6,833	$5,962

Depreciation and amortization expense of property and equipment for the years ended December 31, 2017, 2016, and 2015 was $1.4 million, $1.0 million, and $1.5 million, respectively.

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued sales commission payable	$310	$366
Accrued manufacturing expenses	265	149
Deferred rent, current portion	422	388
Liabilities to certain customers	468	663
Other accrued liabilities	894	610
Total accrued expenses and other current liabilities	$2,359	$2,176

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

Financial liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
As of December 31, 2017
Assets:
Money market funds	$11,501	$—	$—	$11,501

As of December 31, 2016
Assets:
Money market funds	$16,540	$—	$—	$16,540

As of December 31, 2017 and 2016, we had no financial liabilities measured at fair value on a recurring basis.

The following table sets forth a reconciliation the changes in fair value of preferred stock warrants (in thousands):

Balance as of December 31, 2014	$122
Issuance of preferred stock warrants	863
Change in fair value of preferred stock warrants	907
Conversion of warrants upon IPO	(1,892)
Balance as of December 31, 2015	$—

Note 4. Purchased Intangible Assets.

In 2012, in connection with our purchase of the serial flash memory product line assets from Atmel Corporation, we recorded $16.4 million of intangible assets. In 2017, we entered into a license agreement with TowerJazz Panasonic Semiconductor Company in the amount of $0.4 million.

Intangible assets, net are as follows (in thousands):

		December 31, 2017
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	10	$4,282	$2,249	$2,033
Customer relationships	12	9,011	3,942	5,069
Customer backlog	1	2,779	2,779	—
Non-compete agreement	5	282	282	—
TowerJazz license	2	350	—	350
Total intangible assets subject to amortization		$16,704	$9,252	$7,452

		December 31, 2016
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	10	$4,282	$1,820	$2,462
Customer relationships	12	9,011	3,191	5,820
Customer backlog	1	2,779	2,779	—
Non-compete agreement	5	282	240	42
Total intangible assets subject to amortization		$16,354	$8,030	$8,324

We recorded amortization expense related to the acquisition-related intangible assets as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Operating expense category:
Research and development	$471	$484	$484
Sales and marketing	751	751	752
Total	$1,222	$1,235	$1,236

The estimated future amortization expense of acquisition-related intangible assets subject to amortization as of December 31, 2017 is as follows (in thousands):

Year Ended December 31,
2018	$1,354
2019	1,354
2020	1,179
2021	1,179
2022	1,072
Thereafter	1,314
Total	$7,452

Note 5. Investment in Unconsolidated Affiliates

During 2017 and 2016, we made investments in Semitech Semiconductor Pty. Ltd., an Australian corporation (“Semitech”), as part of a license and development agreement dated April 16, 2016. Semitech has developed N-PLC products and market knowledge in the N-PLC devices space and plans to sell its products into the Smart Grid, Solar, Smart Lighting and Industrial space. Investments during 2016 through June 14, 2017 were recorded as notes receivable. On June 15, 2017, $0.4 million of notes receivable and accrued interest were converted into 233,335 shares of preferred stock in Semitech. This investment is recorded at cost in other non-current assets on the consolidated balance sheets as of December 31, 2017. As of December 31, 2017 and 2016, we held investments in notes receivable in the amount of $0.2 million and $0.2 million, respectively, which were classified in other non-current assets on the consolidated balance sheets.

Note 6. Borrowings.

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

The Credit Facility contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, prior to the Amendment, the Credit Facility provided that we may not (i) permit the ratio of the balance of unrestricted cash deposited at the financial institution, plus eligible receivables, net of reserve to the total amounts owed with respect to advances under the revolving credit line to be less than 1.50 to 1.00 and (ii) permit cash held at the financial institution in a deposit account to be less than 100% of the term loan outstanding. Upon an occurrence of an event of default, under the Credit Facility we could be required to pay interest on all outstanding obligations under the agreement at a rate of 5% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. In addition, the Credit Facility requires us to maintain a Lockbox Agreement with Western Alliance Bank.  Due to the existence of the Lockbox Agreement and the lender’s ability to accelerate our obligations under the Credit Facility upon an event of default, we have classified the line of credit as a current liability.

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

As part of this amendment we incurred additional fees of $125,000. These fees have been recorded as a debt discount and are being amortized over the life of the agreement. During the year ended December 31, 2017, the amortization of the debt discount was $82,000 and the unamortized debt discount was $0.2 million as of December 31, 2017.

The Amendment also decreased the interest rates under the Line of Credit and the Term Loan and changed the payment schedule under the Term Loan. The Term Loan bears interest at a rate per annum equal to the greater of the prime rate or 3.5% (4.5% on December 31, 2017). The Line of Credit bears interest at a rate per annum equal to the greater of the prime rate or 3.5% plus 0.25% (4.75% on December 31, 2017). Under the Agreement, we will make interest-only payments on the Term Loan from October 10, 2017 and on the 10th calendar day of each month thereafter, and will make principal and interest payments in 36 equal installments beginning on October 10, 2018, and on the 10th calendar day of each month thereafter, until the maturity date of the Term Loan. Pursuant to the Amendment, our Intellectual Property (as defined in the Amendment) is excluded from the collateral used to secure the indebtedness we incurred under the Credit Facility.

Under the Amendment, we have agreed to modified and additional negative covenants, requiring us to maintain a ratio of at least 1.25 to 1.00 with respect to either of the following: (x) the sum of our cash and certain receivables to our indebtedness under the Credit Facility; or (y) our Adjusted EBITDA (as defined in the Amendment), less certain capital expenditures, to the sum of (a) all principal payments and interest expense that we would have owed to the Lender if the Term Loan’s amortization were to start on September 29, 2017, all measured on a trailing 4-quarter basis, plus (b) all principal payments and interest expense on any of our other debt.  The Amendment also subjects us to the requirement that our quarterly revenues shall not negatively deviate more than 25% from the projections provided to Western Alliance Bank in accordance with the Credit Facility. As of December 31, 2017, we were in compliance with all the financial covenants and restrictions.

Outstanding borrowings consisted of the following (in thousands):

	December 31,
	2017	2016
Term loan, current	$926	$6,466
Term loan, non-current	10,908	9,775
Line of credit	1,500	1,807
Total	$13,334	$18,048

Future repayments on outstanding borrowings (excluding unamortized discount of $0.2 million as of December 31, 2017) are as follows: (in thousands)

Year ended December 31,
2018	$1,000
2019	5,500
2020	4,000
2021	3,000
$13,500

Interest expense incurred under our borrowings was $0.8 million, $1.3 million, and $1.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 7. Segment Information.

We operate in one business segment, application-specific, ultra-low power NVM products. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results. Revenue is evaluated based on product category and by geographic region.

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$11,667	$6,301	$8,831
Rest of Americas	245	483	602
Europe	9,546	5,809	4,817
Asia Pacific	34,263	31,051	28,711
Rest of world	391	324	298
Total	$56,112	$43,968	$43,259

Long-lived assets are attributed to the geographic region were they are located. Long-lived assets by geographic region were as follows (in thousands):

	December 31,
	2017	2016
United States	$5,074	$5,489
Asia Pacific	1,759	472
Europe	—	1
Total property and equipment, net	$6,833	$5,962

Note 8. Commitments and Contingencies.

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

Pursuant to the lease, monthly base rental payments due under the lease are expected to be approximately $93,000 per month between August 1, 2016 and February 27, 2017, with annual increases of approximately 3% thereafter. The Company must also pay for certain other operating costs under the lease, including operating expenses, taxes, assessments, insurance, utilities, securities and property management fees. Peterson Ridge LLC is obligated to reimburse the Company for up to approximately $2.5 million of the Company’s out-of-pocket costs associated with any tenant improvements, as defined in the lease. The Company was reimbursed for this amount during the year ended December 31, 2016. As of December 31, 2017 and 2016, the Company recorded a lease incentive obligation of $2.0 million and $2.4 million, respectively, of which $0.4 million and $0.4 million is included in accrued liabilities and $1.6 million and $2.0 million is included in deferred rent, non-current on the consolidated balance sheets.

Rent expense under operating leases for 2017, 2016, and 2015 was $1.0 million, $1.6 million, and $1.0 million, respectively. Future minimum lease payments under operating leases are as follows:

	Total	2018	2019	2020	2021	2022	Thereafter
	(in thousands)
Operating leases	$7,117	$1,238	$1,225	$1,249	$1,287	$1,325	$793

Purchase Commitments.

As of December 31, 2017, we had purchase commitments with our third-party foundries of $4.3 million due within one year, $0.5 million for a licensing and development agreement, and $0.4 million in conjunction with an agreement with TowerJazz Panasonic Semiconductor Company.

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

Note 9. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We were authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share as of December 31, 2017 and 2016. Each holder of common stock is entitled to one vote per share. As of December 31, 2017, no dividends have been declared by the Board of Directors, however, the holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors.

We completed a follow-on offering of our common stock in June 2017. We sold 5,000,000 shares, including 625,000 shares upon exercise of the underwriters’ option to purchase additional shares. The shares were sold at a public offering price of $4.00 per share for net proceeds of $18.4 million to us, after deducting underwriting discounts and commissions and offering expenses.

Common Stock Reserved for Future Issuance.

As of December 31, 2017 and 2016, we had reserved shares of common stock for future issuances as follows:

	December 31,
	2017	2016
Warrants to purchase common stock	389,423	411,514
Stock option plan:
Options outstanding	1,560,453	991,895
Restricted stock units outstanding	509,894	490,954
Shares available for future grants/RSU grants	580,827	1,275,685
Shares available for ESPP	275,587	231,355
Total	3,316,184	3,401,403

Common Stock Warrants.

In connection with the conversion of preferred stock warrants upon the completion of our IPO on October 30, 2015, the following common stock warrants were outstanding:

As of December 31, 2017
Total amount of securities issuable
under the outstanding warrants	Exercise Price	Issuance Date	Expiration Date
74,141	$30.35	2012-2013	2019
315,282	$2.38	2014-2015	2022-2024
389,423	$7.71

As of December 31, 2016
Total amount of securities issuable
under the outstanding warrants	Exercise Price	Issuance Date	Expiration Date
74,141	$30.35	2012-2013	2019
7,378	$12.20	2012 - 2013	2017
329,995	$2.38	2014-2015	2022-2024
411,514	$7.60

Common stock warrants are exercisable at the option of the holder any time after the date of issuance into shares of our common stock. During 2017, 7,378 common stock warrants expired and 14,713 common stock warrants were cashless exercised resulting in the issuance of 10,223 shares of common stock.

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

Our 2015 Equity Incentive Plan authorizes the award of stock options, restricted stock awards, stock appreciation rights, RSUs, performance awards and stock bonuses. No person will be eligible to receive more than 2,000,000 shares in any calendar year under our 2015 Equity Incentive Plan other than a new employee of ours, who will be eligible to receive no more than 4,000,000 shares under the plan in the calendar year in which the employee commences employment. The aggregate number of shares of our common stock that may be subject to awards granted to any one non-employee director pursuant to the 2015 Equity Incentive Plan in any calendar year shall not exceed 300,000. Our 2015 Equity Incentive Plan provides that no more than 25,000,000 shares will be issued as incentive stock options.

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

Under our 2015 Employee Stock Purchase Plan, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. Eligible employees will be able to select a rate of payroll deduction up to 15% of their base cash compensation. The purchase price for shares of our common stock purchased under our 2015 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. Except for the first offering period, each offering period will run for no more than six months, with purchases occurring every six months. The first offering period began upon the effective date of our IPO and was originally set to end on June 30, 2016. On May 25, 2016, the Board of Directors extended the initial offering period to July 31, 2016. Subsequent purchase periods will be 6 months in duration beginning on August 1, 2016. On July 29, 2016, we issued 68,392 shares of common stock in conjunction with the end date of the initial purchase window. During 2017, we issued 110,711 shares of common stock in conjunction with the ESPP.

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

A summary of stock option and RSUs activity under the 2007 Plan and the 2015 Equity Incentive Plan is as follows:

	Stock Options
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2014	604,412	$1.57	6.8	$—
Granted	202,662	5.18
Exercised	(5,952)	1.67
Canceled	(4,766)	2.31
Outstanding as of December 31, 2015	796,356	2.49	6.5	$4,157
Granted	230,200	3.38
Exercised	(13,112)	1.80
Canceled	(21,549)	3.73
Outstanding as of December 31, 2016	991,895	$2.68	6.3	$161
Granted	835,480	4.30
Exercised	(230,123)	1.92
Canceled	(36,799)	4.16
Outstanding as of December 31, 2017	1,560,453	$3.63	7.6	$4,632
Options vested and expected to vest as of December 31, 2017	1,500,983	$3.60	7.5	$4,501
Options vested and exercisable as of December 31, 2017	792,235	$2.95	6.2	$2,895

	Restricted Stock Units
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2014	—	—
Granted	880,072	$5.95
Released	—	—
Forfeited/expired	(5,564)	5.95
Outstanding as of December 31, 2015	874,508	$5.95	1.8	$6,742
Granted	69,414	4.82
Released	(438,086)	5.95
Forfeited/expired	(14,882)	5.70
Outstanding as of December 31, 2016	490,954	5.80	0.5	$908
Granted	541,513	2.88
Released	(497,009)	5.64
Forfeited/expired	(25,564)	5.98
Outstanding as of December 31, 2017	509,894	$2.84	1.4	$3,288

Certain of the RSUs that were released in fiscal year 2017 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. During the year ended December 31, 2017, 134,541 shares of RSUs were released and, of those, we withheld 50,541 shares to satisfy $0.1 million of employees’ minimum tax obligation on the released RSUs.

Additional information regarding stock options outstanding and vested as of December 31, 2017 is summarized below:

				Options Vested and
	Options Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Shares	Average
	Stock	Remaining	Exercise	subject	Exercise
	Options	Contractual	Price per	to Stock	Price per
Exercise Prices	Outstanding	Life (Years)	Share	Options	Share
$1.60	11,759	8.8	$1.60	6,424	$1.60
$1.65	398,988	4.4	1.65	383,572	1.65
$3.30	115,984	6.8	3.30	115,913	3.30
$3.48	170,238	8.0	3.48	114,715	3.48
$3.55	370,275	9.2	3.55	58,578	3.55
$3.60	132,100	9.1	3.60	32,407	3.60
$5.25	281,852	9.1	5.25	45,273	5.25
$7.85	25,500	9.8	7.85	—	—
$10.00	53,757	7.8	10.00	35,353	10.00
$1.60-$10.00	1,560,453	7.6	3.63	792,235	2.95

Note 10. Stock-based Compensation.

We record stock-based compensation based on fair value as of the grant date using the Black-Scholes option-pricing model for stock options granted and the Monte Carlo simulation techniques for certain RSUs with performance-based vesting conditions. We recognize such costs as compensation expense on a straight-line basis over the employee’s requisite service period, which is generally four years. Our valuation assumptions are as follows:

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

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

	Year Ended December 31,
	2017	2016	2015
Volatility	86%	52%	40%
Expected dividend yield	—	—	—
Risk-free rate	2.15%	1.34%	1.59%
Expected term (in years)	6	6	5

The weighted-average grant date fair value of the options granted under the 2015 Equity Incentive Plan as calculated using the Black-Scholes option-pricing model was $3.11, $1.63 and $2.76 per share for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The following table presents the effects of stock-based compensation for stock options, RSUs, and ESPP (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$112	$81	$19
Research and development	1,172	1,038	263
Sales and marketing	764	706	153
General and administrative	1,454	1,518	352
Total	$3,502	$3,343	$787

Stock-based compensation expense capitalized to inventories was not material during the years ended December 31, 2017, 2016 and 2015.

We did not realize any income tax benefit from stock option exercises in any of the periods presented due to recurring losses and valuation allowances.

As of December 31, 2017, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $2.0 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.9 years.

As of December 31, 2017 the total unrecognized compensation cost related to RSUs and ESPP was $1.1 million and $14,000, respectively, and these amounts are expected to be recognized over 2.1 years and 0.1 years, respectively.

Note 11. Income Taxes.

The components of our income (loss) before provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$(5,974)	$(11,843)	$(9,232)
Foreign	387	215	788
Loss before provision for (benefit from) income taxes	$(5,587)	$(11,628)	$(8,444)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	3	2	3
Foreign	98	(19)	(38)
Total current provision for (benefit from) income taxes	101	(17)	(35)
Deferred:
Federal	—	1	(26)
State	—	—	—
Total deferred provision for (benefit from) income taxes	—	1	(26)
Total	$101	$(16)	$(61)

The reconciliation of the federal statutory income tax to our effective tax is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal tax at statutory rate	$(1,896)	$(3,954)	$(2,871)
State taxes	(877)	(184)	(155)
Foreign rate differential	(46)	(14)	(233)
Nondeductible expenses	453	(48)	161
Research and development credit	(174)	(180)	(153)
Stock compensation	218	784	109
Change in federal rate	12,231	—	—
Change in valuation allowance	(9,808)	3,580	3,081
Total	$101	$(16)	$(61)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$20,017	$27,541
Accruals and reserves	2,234	4,502
Amortization of intangible assets	802	1,248
Tax credit carryforwards	3,443	2,808
Depreciation	(75)	602
Other	104	226
Gross deferred tax assets	26,525	36,927
Valuation allowance	(26,525)	(36,333)
Total deferred tax assets	—	594
Deferred tax liabilities:
Change in tax accounting method for reserves and	—	(594)
allowances
Amortization of intangible assets	(1)	(2)
Total deferred tax liabilities	(1)	(596)
Net deferred tax liability	$(1)	$(2)

In accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, a valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on our review of both the positive and negative evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting its results, we have concluded that it is more likely than not that the we will not be able to realize all of our U.S. deferred tax assets. Therefore, we have established a valuation allowance to offset net deferred tax assets as of December 31, 2017, 2016 and 2015 due to the uncertainty of realizing future tax benefits from our net operating loss (“NOL”) carryforwards and other deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2017, 2016, and 2015 was a decrease of $9.8 million, and an increase of $3.6 million, and $3.1 million, respectively.

Our foreign deferred tax assets are immaterial and have not been included in the provision calculations. We reassess the need for our valuation allowance on a quarterly basis.

Based on our review discussed above, the realization of deferred tax assets is dependent on improvements over present levels of consolidated pre-tax income. Until we are consistently profitable in the U.S., we will not realize our deferred tax assets. Deferred income taxes have not been provided on the cumulative undistributed earnings of foreign subsidiaries. The amount of such earnings as of December 31, 2017 was $0.8 million. These earnings have been permanently reinvested and we do not plan to initiate any action that would precipitate the payment of income tax thereon. It is not practicable to estimate the amount of additional tax that might be payable on undistributed foreign earnings.

As of December 31, 2017, we had federal and state NOL carryforwards of $79.1 million and $48.8 million available to offset future taxable income. The federal NOL carryforwards will expire at various dates beginning in 2027, if not utilized. The state NOL carryforward will expire at various dates beginning in 2017, if not utilized. In addition, as of December 31, 2017, we had federal and state research and development tax credit carryforwards of $3.5 million and $4.3 million. The federal research and development credit carryforwards will expire beginning in 2027 if not utilized. The state research and development tax credit carryforwards do not expire.

Utilization of NOL carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization.

ASC 740‑10 clarifies the accounting for uncertainties in income taxes by prescribing guidance for the recognition, de-recognition and measurement in our financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. ASC 740‑10 requires the disclosure of any liability created for unrecognized tax benefits. The application of ASC 740‑10 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2014	$2,984
Tax positions related to the current year:
Additions	436
Tax positions related to the prior year:
Reductions	(285)
Balance as of December 31, 2015	3,135
Tax positions related to the current year:
Additions	462
Tax positions related to the prior year:
Reductions	(7)
Balance as of December 31, 2016	3,590
Tax positions related to the current year:
Additions	665
Tax positions related to the prior year:
Reductions	(8)
Balance as of December 31, 2017	$4,247

Our total amounts of unrecognized tax benefits that, if recognized, would affect our tax rate are $36,000 and $11,000 as of December 31, 2017 and 2016, respectively.

While it is often difficult to predict the final outcome of any particular uncertain tax position, we do not believe it is reasonably possible that the total amount of unrecognized tax benefit as of December 31, 2017 will materially change in the next twelve months.

Our policy is to classify interest and penalties associated with unrecognized tax positions, if any, as components of our income tax provision. Interest and penalties were not significant during the year ended December 31, 2017.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss and credit carryforwards, our income tax returns generally remain subject to examination by federal, state and international authorities.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. We measure deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, our deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35 percent to 21 percent, resulting in a $12.2 million decrease in net deferred tax assets for the year ended December 31, 2017 and a corresponding $12.2  million decrease in the valuation allowance as of December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, we have determined that the provisional amount related to the mandatory deemed repatriation of deferred foreign income was $0.2 million based on cumulative foreign earnings of $0.8 million. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. We are continuing to gather additional information to more precisely compute the amount of deferred foreign income to be included in U.S. taxable income. Any subsequent adjustment to these amounts will be recorded in the quarter of 2018 when the analysis is complete.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the 2017 Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, we will elect to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.

Note 12. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2017	2016	2015
Stock options	1,560,453	991,895	796,356
Restricted stock units	509,894	490,954	874,508
Common stock warrants	389,423	411,514	411,514
	2,459,770	1,894,363	2,082,378

Note 13. Other (Expense), Net.

Other (expense), net consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revaluation of convertible preferred stock warrant liability	$—	$—	$(907)
Other income (expense)	(3)	(50)	212
Other (expense), net	$(3)	$(50)	$(695)

Note 14. Related Party Transactions

The Company purchases certain wafers from Altis Semiconductor S.N.C., which was acquired by X-FAB Silicon Foundries in 2016, who is a stockholder of the Company. Total payments made during the years ended December 31, 2017, 2016 and 2015 were $200,000, $314,000 and $446,000, respectively. As of December 31, 2017 and 2016, invoices totaling $0 and $195,000, respectively, were included within accounts payable on the consolidated balance sheets.

Note 15. Subsequent Events.

None.

Note 16. Selected Unaudited Quarterly Financial Data.

The following tables show a summary of the Company’s unaudited quarterly financial information:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Revenue, net	$16,154	$15,239	$13,412	$11,307
Gross profit	$7,732	$7,466	$6,723	$5,554
Net loss	$(165)	$(997)	$(1,751)	$(2,775)
Net loss per share - Basic and diluted	$(0.01)	$(0.05)	$(0.11)	$(0.18)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2016	2016	2016	2016
Revenue, net	$12,330	$11,180	$10,282	$10,176
Gross profit	$6,243	$5,377	$4,734	$4,996
Net loss	$(1,722)	$(4,078)	$(4,272)	$(1,540)
Net loss per share - Basic and diluted	$(0.11)	$(0.27)	$(0.29)	$(0.10)

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a‑15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) of the Exchange Act. Under the supervision and with the participation of the CEO and CFO, our management conducted an assessment of the effectiveness of internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

As required by Rule 13a‑15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a‑15(f) to determine whether any changes in our internal controls over financial reporting occurred during the three months ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than as described above, there have been no such changes during the three months ended December 31, 2017.

ITEM 9B.    OTHER INFORMATION

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our board of directors currently consists of five directors and is divided into three classes with each class serving for three years, and with the terms of office of the respective classes expiring in successive years. Our board of directors currently expects to nominate two Class III directors for election at our 2018 annual meeting of stockholders. The terms of office of directors in Class I and Class II do not expire until the annual meetings of stockholders held in 2019 and 2020, respectively. The members of our board of directors are identified below, along with their ages at January 31, 2018 and other information.

Name of Director	Age	Director Since
Class III Directors —
Terms Expiring 2018:
Nelson Chan(1)(2)(4)	56	September 2010
Narbeh Derhacobian	55	January 2006

Class I Director —
Terms Expiring 2019:
Keith Crandell(2)(3)	57	February 2007

Class II Directors —
Terms Expiring 2020:
Francis Lee(1)(3)	65	July 2015
Kevin Palatnik(1)(2)	60	August 2015

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee
(4)	Chairman of the board of directors

Nelson Chan has been a director of our company since September 2010 and has served as Lead Independent Director since September 2015 and Chairman of the Board of Directors since June 2017. From December 2006 until August 2008, Mr. Chan served as Chief Executive Officer of Magellan Navigation, Inc., a leader in the consumer, survey, GIS and OEM GPS navigation and positioning markets.  From 1992 through 2006, Mr. Chan held various senior management positions at SanDisk Corporation, a leader in flash memory cards, including most recently as Executive Vice President and General Manager, Consumer Business. From 1983 to 1992, Mr. Chan held marketing and engineering positions at Chip and Technologies, Signetics, and Delco Electronics.  Mr. Chan is a director and a member of the Audit Committee of Deckers Outdoor Corporation, a footwear, apparel and accessories design, marketing and distribution company and a director and Chair of the Compensation Committee of Socket Mobile, a company that creates data capture and delivery solutions for enhanced productivity in retail point of sale, field service, healthcare and other mobile markets.  Mr. Chan previously served as a director of Affymetrix, a genetic analysis company from 2010 to until it was acquired in 2016 by Thermo Fisher.  He also served as a director of Outerwall, a provider of automated retail solutions offering services from July 2011 until it was acquired in September 2016 by Apollo Global Management, a private equity firm. Mr. Chan also currently serves as a member of the Board of Directors of several privately-held companies. Mr. Chan holds a B.S. degree in electrical and computer engineering from the University of California at Santa Barbara and a M.B.A. from Santa Clara University. Our board of directors believes that Mr. Chan’s experience as the Chief Executive Officer of Magellan, his senior management positions with other leading companies, and his service as a director of multiple public and private companies provide the requisite qualifications, skills, perspectives, and experiences that qualify him to serve on our board of directors.

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

Narbeh Derhacobian co-founded our company in January 2006, and has served as our President and Chief Executive Officer and as a member of our board of directors since January 2006. During the twelve years prior to founding our company, he served in technical and managerial roles sequentially at Silicon Storage Technology, Inc., a flash memory company, Advanced Micro Devices, Inc., a semiconductor company, Virage Logic Corporation, a semiconductor company, and Cswitch Corporation, a semiconductor company. Mr. Derhacobian has a B.S. degree and M.S. degree in physics and a Ph.D. in solid state physics from the University of California, Los Angeles and an M.B.A. from San Jose State University. Our board of directors believes that Mr. Derhacobian is qualified to serve as a member of our board of directors because of the perspective and experience he brings as our President and Chief Executive Officer and his management and leadership experience.

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

There are no familial relationships among our directors and officers.

Our Executive Officers

The following table provides information regarding our executive officers as of January 31, 2018.

Name	Age	Position
Narbeh Derhacobian	55	President, Chief Executive Officer and Director
Ron Shelton	56	Chief Financial Officer
Shane Hollmer	50	Vice President, Engineering
Gideon Intrater	57	Chief Technology Officer
Raphael Mehrbians	58	Vice President, Marketing
Ishai Naveh	59	Vice President, Business Development
Tom Spade	51	Vice President, Worldwide Sales
Janet Wang	49	Vice President, Discrete Products Group

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

Gideon Intrater has served as our Chief Technology Officer since September 2015.  Prior to joining our company, he served as an advisor to a number of companies including Adesto from April 2013 to September 2015.  From June 1998 to August 2008 and December 2010 to February 2013, he served in a variety of capacities at MIPS Technologies, Inc., a semiconductor IP company including most recently as Vice President of Marketing from November 2011 to 2013.  Prior to rejoining MIPS in December 2010, Mr. Intrater was Vice President of Architecture at Symwave Inc., a supplier of analog/mixed signal semiconductor solutions for consumer devices from October 2008 to December 2010. From August 1987 to June 1998, Mr. Intrater held positions of increasing responsibility at National Semiconductor Corporation, including Director of the Core Technology Unit. Mr. Intrater has a BSEE degree and a MSEE degree in electrical engineering from the Technion, Israel Institute of Technology, and an M.B.A. from San Jose State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms furnished to us and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were met in fiscal 2017, except that on June 9, 2017 Forms 4 covering the vesting of restricted stock units on June 6, 2017 and, in some cases, related sales of stock to cover taxes due upon vesting were filed late for the following officers and directors: Narbeh Derhacobian, Shane Hollmer, Gideon Intrater, Raphael Mehrbians, Ishai Naveh, Ron Shelton, Tom Spade and Janet Wang.

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

Item 11. Executive Compensation

Executive Compensation and Related Information

The following tables and accompanying narrative disclosure set forth information about the compensation provided to certain of our executive officers during the years ended December 31, 2017, 2016 and 2015. These executive officers, who include our principal executive officer and the two most highly-compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of the fiscal year ended December 31, 2017, were

•	Narbeh Derhacobian, our President, Chief Executive Officer and Director (our “CEO”);
•	Ron Shelton, our Chief Financial Officer (our “CFO”); and
•	Gideon Intrater, Chief Technology Officer.

We refer to these individuals as our “named executive officers.”

Executive Compensation Tables

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during the years ended December 31, 2017, 2016 and 2015. Mr. Intrater was not a named executive officer during the years ended December 31, 2016 and 2015 and therefore his compensation for such years is not presented in the table below.

							Non-Equity
				Option			Incentive Plan	All Other
Name and Principal Position	Year	Salary	Bonus(1)	Awards(2)	Stock Awards(3)(6)		Compensation(4)	Compensation	Total(5)
Narbeh Derhacobian	2017	$360,000	$1,333	$213,125	$285,450	(6)	$161,116	$—	$1,021,024
President and Chief Executive Officer	2016	360,000	—	—	—		28,035	—	388,035
	2015	303,807	2,033	10,564	1,471,500		—	—	1,787,904
Ron Shelton	2017	300,000	__	177,602	237,875	(6)	136,154	—	851,631
Chief Financial Officer	2016	300,000	__	__	__		24,938	—	324,938
	2015	272,921	__	31,019	507,868		—	—	811,808
Gideon Intrater	2017	275,000	3,146	148,472	205,709	(6)	85,704	__	718,031
Chief Technology Officer

(1)	Represents cash bonuses under our Patent Award Plan which rewards employees for invention of patentable ideas approved by the Patent Award Committee.
(2)

The amounts reported in this column represent the aggregate grant date fair value of stock options granted to our named executive officers during the years ended December 31, 2017, 2016 and 2015 as computed in accordance with Accounting Standards Codification Topic 718 (“ASC 718”). For information on the valuation assumptions with respect to stock option grants, refer to Note 10 to our Consolidated Financial Statements under Part II, Item 8. The amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by our named executive officers from the stock options.

(3)

The amounts reported in this column represent the aggregate grant date fair value of restricted stock units granted to our named executive officers for the periods indicated as computed in accordance with ASC 718 and as further described in Note 10 to our Consolidated Financial Statements under Part II, Item 8. The amounts reported in this column reflect the accounting cost for restricted stock units, and do not correspond to the actual economic value that may be received by our named executive officers from the restricted stock units.

(4)

The amounts in this column represent total performance-based bonuses under our 2017 Bonus Plan earned for services rendered in the applicable period. See the “2017 Incentive Bonuses” below for information on awards made under our 2017 Executive Officer Incentive Bonus Plan.

(5)	The amounts in this column represent the sum of the compensation amounts reflected in the other columns of this table.
(6)

Includes the aggregate grant date fair value, computed in accordance with ASC 718 of performance-based restricted stock units (“PRSUs”) awarded during 2017. The PRSUs are based on a one-year performance period from March 31, 2017 to March 30, 2018 and conditioned on (x) achievement of financial performance goals and (y) the average closing price per share of common stock for the 30 consecutive trading days prior to and including March 30, 2018 meeting or exceeding a pre-established price per share, as adjusted for any cumulative appreciation of the Nasdaq Composite Index over the performance period.  The stock price performance condition of these awards constitutes a "market condition" under ASC 718 because the vesting is tied to a calculated stock return and therefore, the PRSUs constitute a performance grant with market conditions under Topic 718. Consistent with ASC 718, the full grant date fair value for the entire twelve-month performance period is included in the amounts shown for the year of grant and was determined for both the stock return condition and the financial performance condition using a Monte Carlo simulation option pricing model (“Monte Carlo model”) on the date the PRSUs were awarded.

The table below sets forth the grant date fair value determined in accordance with ASC 718 for the award using the Monte Carlo model. Consistent with ASC 718, the full grant date fair value for the entire twelve-month performance period is included in the amounts shown for the year of grant and was determined using a Monte Carlo simulation model.

			Market-Related
			Component
	Fiscal	Grant	Grant Date Fair
Name	Year	Date	Value ($)
Narbeh Derhacobian	2017	4/1/2017	$36,450
Ron Shelton	2017	4/1/2017	30,375
Gideon Intrater	2017	4/1/2017	7,880

(7)

Represents grant date fair value in connection with company-wide awards made in October 2015 to address the dilution of our employees’ and certain non-employee directors’ equity interests in our company as a result of the conversion of the Series E convertible preferred stock in connection with our initial public offering.

2017 Incentive Bonuses

2017 Executive Officer Incentive Bonus Plan.  In March 2017, our compensation committee approved a bonus plan for 2017 (“Bonus Plan”) for our named executive officers, with target bonus amounts thereunder of 35% of 2017 annual base salary for Messrs. Derhacobian and Shelton and 25% for Mr. Intrater (each, the “on-target bonus payment”).  Under the Bonus Plan, following completion of 2017, participants were eligible to receive a bonus equal to the applicable on-target bonus payment multiplied by the Bonus Multiplier (as defined below), in each case based on attainment of performance objectives derived from our financial plan for 2017 and the non-financial management and business objectives (“MBOs”) established for each participant by our compensation committee. The “Bonus Mulitplier” (which may be less than or more than 100%) is calculated as follows:

((Financial objective weighting x (Financial objective performance percentage)) + MBO performance percentage

Performance objectives included achievement of financial goals and MBOs, which were weighted at 70% for Messrs. Derhacobian and Shelton and 60% for Mr. Intrater, respectively, with the balance weighting percentage allocated to MBOs (which in the aggregate may not exceed 100% of such percentage). The financial objectives for all are expressed in terms of revenue, gross margin, and adjusted EBITDA (as defined in our earnings release) and are measured independently and weighted at target level at 35% (53.8% maximum), 35% (53.8% maximum) and 30% (60% maximum), respectively. Specific MBOs for each participant were established by our compensation committee to align with our operational and strategic objectives and participant’s area of responsibility. Following the end of 2017, our compensation committee reviewed the achievement of Mr. Derhacobian’s, Mr. Shelton’s, and Mr. Intrater’s objectives and approved the cash incentive amount earned by them, each as described in the “Non-Equity Incentive Plan Compensation” column of Summary Compensation Table. The table below sets forth the bonus calculation for the Bonus Multplier for each named executive officer under the Bonus Plan:

	Financial	Financial	MBO
	Objective	Performance	Performance	Bonus
Name	Weighting	Percentage	Percentage	Multiplier
Narbeh Derhacobian	70%	155.1%	19.3%	1.28
Ron Shelton	70	155.1	21.1	1.30
Gideon Intrater	60	155.1	31.6	1.25

2017 Equity Award

In February 2017, we granted Mr. Intrater an option to purchase 40,000 shares of common stock, at an exercise price of $3.60 per share. This stock option vests in 24 monthly installments beginning February 9, 2017.

In addition, we granted Mr. Intrater 40,000 restricted stock units. These restricted stock units vest quarterly over two years.

In March 2017, we granted Mr. Derhacobian an option to purchase 82,418 shares of common stock, Mr. Shelton an option to purchase 68,681 shares of common stock and Mr. Intrater an option to purchase 17,818 shares of common stock, each at an exercise price of $3.55 per share. Each of these stock options vests in 48 equal monthly installments beginning on May 1, 2017 until such time as the option is fully vested.

In addition, effective April 1, 2017, we granted Mr. Derhacobian, Mr. Shelton and Mr. Intrater 60,000, 50,000 and 12,971 restricted stock units, respectively. Each of these restricted stock units vests quarterly over four years, beginning on July 1 2017.  Also, effective April 1, 2017, our compensation committee approved grants of PRSUs under our 2015 Equity Incentive Plan to each of our named executive officers for the following target number of shares of common stock (“target shares”): 45,000 shares for Mr. Derhacobian; 37,500 shares for Mr. Shelton; and 9,728 shares for Mr. Intrater. The target shares shall become earned under the PRSUs only if (x) our financial performance meets or exceeds all three of the goals for our revenue, gross profit and EBITDA contained in our financial plan for 2017 and (y) the average closing price per share of common stock for the 30 consecutive trading days prior to and including March 30, 2018 meets or exceeds a pre-established price per share, as adjusted for any cumulative appreciation of the Nasdaq Composite Index from March 31, 2017 to March 30, 2018. If any target shares become earned (“earned shares”) as a result of achievement of all of the performance metrics described above, then 20% of the earned shares shall vest on the date that our compensation committee determines the actual achievement of the performance metrics and the remainder will vest in equal quarterly installments on June 30, 2018 and at the end of each of the next seven quarters thereafter until all of the earned shares have completed vested. If we fail to meet or exceed any of the performance metrics described above, then no shares will be earned under the awards and all shares will be forfeited under the awards. Subject to certain exceptions, the awards shall vest, if at all, only following the end of March 30, 2018, and the executive officers must be employed by us at the time of vesting for the award to vest.

2017 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents, for each of our named executive officers, information regarding outstanding stock options and stock awards held as of December 31, 2017.

	Option Awards							Restricted Stock Awards
											Equity	Equity
								Stock		Stock	Incentive	Incentive
								Awards –		Awards –	Plan Awards -	Plan Awards -
			Number of	Number of				Number		Market	Number of	Market or
			Securities	Securities				of Shares		Value of	Unearned Shares,	Payout Value of
			Underlying	Underlying		Options	Stock Awards	of Units		Shares or	Units or	Unearned Shares,
	Option Awards		Unexercised	Unexercised		Exercise	Option	of Stock		Units of	Other	Units or
	Grant Date of		Options (#)	Options (#)		Price	Expiration	That have		Stock That	Rights That	Other Rights That
Name	Option Award		Exercisable	Unexercisable		($)(1)	Date	Not		Have Not	Have Not	Have Not
								Vested (#)		Vested ($)(8)	Vested (#)	Vested ($)(8)
Narbeh Derhacobian	5/11/2010	(2)	4,545	—	(3)	1.65	5/10/2020
	12/14/2010	(2)	121	—	(3)	1.65	12/13/2020
	12/13/2011	(2)	45	—	(3)	1.65	12/12/2021
	6/18/2013	(2)	20,181	—	(3)	1.65	6/17/2023
	8/11/2014	(2)	40	—	(4)	1.65	8/10/2024
	10/14/2014	(2)	50	—	(4)	1.65	10/13/2024
	4/29/2015	(2)	4,545	—	(3)	3.30	4/28/2025
	4/29/2015	(2)	50	—	(4)	3.30	4/28/2025
	9/29/2015	(2)	30	—	(4)	10.00	9/28/2025
	3/10/2017	(2)	13,736	68,682	(6)	3.55	3/9/2027
	4/1/2017							52,500	(2)(7)	338,625	45,000	290,250

Ron Shelton	2/7/2012	(2)	1,393	—	(3)	1.65	2/6/2022
	6/18/2013	(2)	84,954	—	(3)	1.65	6/17/2023
	4/29/2015	(2)	13,636	—	(3)	3.30	4/28/2025
	3/10/2017	(2)	11,446	57,235	(6)	3.55	3/9/2027
	4/1/2017							43,750	(2)(7)	282,188	37,500	241,875

Gideon Intrater	8/11/2014	(2)	1,090	—	(5)	1.65	8/10/2024
	12/16/2014	(2)	1,090	—	(5)	1.65	12/15/2014
	9/29/2015	(2)	14,917	10,779	(5)	10.00	3/9/2027
	2/9/2017	(2)	16,666	23,334	(4)	3.60	2/8/2027	1,972	(5)	12,719
	2/9/2017	(2)						25,000	(9)	161,250
	3/10/2017	(2)	2,969	14,849	(6)	3.55	3/9/2027
	4/1/2017							11,350	(7)	73,208	9,728	62,746

(1)	Represents the fair market value of a share of our common stock, as determined by our board of directors, on the option’s grant date
(2)

The stock option, restricted stock unit award or PRSU is subject to 100% accelerated vesting (in the cash of PRSUs “at target”) upon a qualifying termination of the executive’s employment with us within three months prior to or within 12 months after a change of control.  See “—Potential Payments upon Termination or Change in Control below.

(3)	Fully vested as of the grant date.
(4)	The option vested or vests over a two-year period as follows: 1/24th of the shares of our common stock underlying the option vest each month following the grant date.
(5)

The option or restricted stock unit vests over a four-year period as follows: 25% of the shares of our common stock underlying the award vest on the first anniversary of the date of grant and, thereafter, the remaining shares of our common stock underlying the options vest in 36 equal monthly installments over the next three years.

(6)	Each of these stock options vests in 48 equal monthly installments beginning on May 1, 2017 until such time as the option is fully vested.
(7)	Each of these restricted stock units vests quarterly over four years, beginning on July 1, 2017.
(8)

Represents the fair market value of the unvested restricted stock units as of December 29, 2017 and assumes the fair market value of our common stock was $6.45 per share, the closing price of our common stock on December 29, 2017.

(9)

PRSUs that are earned and settled if: (x) our financial performance meets or exceeds all three of the goals for the Company’s revenue, gross profit and EBITDA contained in our financial plan for 2017 and (y) the average closing price per share of common stock for the 30 consecutive trading days prior to and including March 30, 2018 meets or exceeds a pre-established price per share, as adjusted for any cumulative appreciation of the Nasdaq Composite Index from March 31, 2017 to March 30, 2018. If any target shares become earned (“earned shares”) as a result of achievement of all of the performance metrics described above, then 20% of the earned shares shall vest on the date that our compensation committee determines the actual achievement of the performance metrics and the remained will vest in equal quarterly installments on June 30, 2018 and at the end of each of the next seven quarters thereafter until all of the earned shares have completed vested.

(10)	Each of these restricted stock units vests quarterly over two years beginning on February 9, 2017.

Employment Agreements, Offer Letters and Arrangements

The employment of our named executive officers is at will and may be terminated at any time, with or without formal cause. As discussed in “—Potential Payments Upon Termination or Change in Control” below, our named executive officers are entitled to severance pay and other benefits under certain circumstances. The annual base salary and on-target bonus amount of each of our named executive officers as of December 31, 2017 are as follows:

Name	Annual Base Salary	On-Target Bonus	Bonus Plan
Narbeh Derhacobian	$360,000	$126,000	2018 Executive Officer Incentive Bonus Plan
Ron Shelton	$300,000	$105,000	2018 Executive Officer Incentive Bonus Plan
Gideon Intrater	$275,000	$68,750	2018 Executive Officer Incentive Bonus Plan

Potential Payments Upon Termination or Change in Control

Pursuant to the terms of agreements with these executive officers, we have agreed to provide the following benefits to each of them if the executive officer is subject to a “Qualifying Termination” (as such term is defined in the agreements):

•

payment of his base salary for 12 months in the case of Mr. Derhacobian and Mr. Shelton and six months in the case of Mr. Intrater in the event the Qualifying Termination does not constitute a CIC qualifying termination (as defined below). In the event the Qualifying Termination occurs within three months prior to or within 12 months after a qualifying change in control of our company (a “CIC qualifying termination”), his base salary and target bonus for 12 months in the case of Mr. Derhacobian and Mr. Shelton, and his base salary for 6 months and the pro-rated portion of his annual target bonus in the case of Mr. Intrater;

•

payment of the monthly benefits premium under COBRA for up to 12 months in the case of Messrs. Derhacobian and Shelton and six months in the case of Mr. Intrater in the event of a qualifying termination at any time; and

•

full acceleration of vesting with respect to all unvested equity awards (including performance-based equity awards “at target”) in the event the qualifying termination occurs within three months prior to or within 12 months after a qualifying change in control of our company.

These agreements provide for three-year terms, subject to automatic renewal under certain circumstances, and supersede our prior agreements with the named executive officers.

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee during 2017 were Nelson Chan,  Keith Crandell and Kevin Palatnik. None of the members of our compensation committee in 2017 were at any time during 2017 or at any other time an officer or employee of Adesto or any of its subsidiaries, and none had or have any relationships with Adesto that are required to be disclosed under Item 404 of Regulation S-K. None of our current executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during the year ended December 31, 2017.

Director Compensation

During 2017 our non-employee directors were compensated in the following manner under our existing director compensation program.

Annual and Meeting Fees. During 2017, our non-employee directors received the following cash compensation for their service on the board of directors and its committees:

•	$35,000 annual cash retainer;
•	$19,000 for the chair of our audit committee and $8,000 for each of its other members;
•	$19,000 for the chair of our compensation committee and $8,000 for each of its other members; and
•	$6,000 for the chair of our nominating and corporate governance committee and $3,000 for each of its other members.

In addition, our Chairman of the Board receives an additional $25,000 annual fee for serving in that capacity.  We pay this fee, the annual retainer fee and any additional fees to each director in equal quarterly installments in arrears.

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

The following table provides information for the fiscal year ended December 31, 2017regarding all compensation awarded to, earned by or paid to each person who served as a director for some portion or all of fiscal 2017. Mr. Derhacobian, our President and Chief Executive Officer, and Mr. Barry Cox, our former Chairman of the Board (an executive officers (other than a named executive officer), did not receive compensation for director service during 2017.

Director Compensation —2017

	Fees Earned			All Other
	or Paid in	Stock Awards	Option Awards	Compensation
Name	Cash ($)	($)(1)	($)(1)	($)	Total ($)
Nelson Chan	$83,500	$30,000	$—	$—	$113,500
Keith Crandell	45,250	30,000	—	—	75,250
Francis Lee	49,000	30,000	—	—	79,000
Kevin Palatnik	61,250	30,000	—	—	91,250

(1)

Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with ASC 718 for RSU and/or stock option awards. The grant date fair value was determined using the closing price of our common stock on the date of grant.  The amount reported in the Stock Awards and the Option Awards columns reflect the accounting cost for these stock-based awards, and do not correspond to the actual economic value that may be received by the directors from the awards. For information regarding the number of stock options and restricted stock units held by each director as of December 31, 2017, see the table below.

Each person who served as a member of our board of directors during 2017 held the following aggregate number of shares of our common stock subject to outstanding stock options and restricted stock units as of December 31, 2017. For the holdings of Mr. Derhacobian, our President and Chief Executive Officer, please refer to “Executive Compensation—2017 Outstanding Equity Awards at Fiscal Year-End Table,” above.

	Number of Shares	Number of Shares
	Underlying Stock Options	Underlying Restricted
	Held as of	Stock Units Held as of
Name	December 31, 2017	December 31, 2017
Nelson Chan	24,735	6,250
Keith Crandell	—	14,491
Francis Lee	3,030	6,250
Kevin Palatnik	3,030	6,250

Adesto stock ownership information for each of our directors is shown under the heading “Security Ownership of Certain Beneficial Owners and Management” in Item 12 of this annual report.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of January 31, 2018 by:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all of our directors and executive officers as a group.

Percentage ownership of our common stock is based on 21,793,417 shares of our common stock outstanding on January 31, 2018. We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options or restricted stock units that are currently exercisable or exercisable or will settle within 60 days of January 31, 2018 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each of the individuals and entities named below that owns 5% or more of our common stock is c/o Adesto Technologies Corporation, 3600 Peterson Way, Santa Clara, CA 95054.

	Shares
	Beneficially		Percent
Name of Beneficial Owner	Owned		Owned
Directors and Named Executive Officers
Narbeh Derhacobian	573,065	(1)	2.6%
Ron Shelton	298,815	(2)	1.4
Gideon Intrater	115,424	(3)	*
Nelson Chan	59,242	(4)	*
Keith Crandell	2,291,002	(5)	10.5
Francis Lee	19,973	(6)	*
Kevin Palatnik	19,973	(7)	*
All executive officers and directors as a group (12 persons)	3,999,493	(8)	18.4%

Greater than 5% Beneficial Owners
ARCH Venture Fund VI, L.P.	2,276,511	(9)	10.4%
AWM Investment Company, Inc.	1,800,200	(10)	8.3
Gilder, Gagnon, Howe & Co. LLC	1,641,221	(11)	7.5
180 Degree Capital Corp.	1,539,983	(12)	7.1

*Represents beneficial ownership of less than 1% of our outstanding shares of common stock.

(1)	Includes 50,211 shares subject to options that are exercisable within 60 days of January 31, 2018.
(2)	Includes 107,153 shares subject to options that are exercisable within 60 days of January 31, 2018.
(3)	Includes 42,572 shares subject to options that are exercisable within 60 days of January 31, 2018.
(4)	Includes 24,735 shares subject to options that are exercisable within 60 days of January 31, 2018.
(5)

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

(6)	Includes 3,030 shares subject to options that are exercisable within 60 days of January 31, 2018.
(7)	Includes 3,030 shares subject to options that are exercisable within 60 days of January 31, 2018.
(8)

Includes (1) 468,784 shares subject to options held by all executive officers and directors that are exercisable within 60 days of January 31, 2018 and (2) 15,027 shares subject to restricted stock units held by all executive officers and directors that vest within 60 days of January 31, 2018.

(9)

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

(10)

Based solely on a Schedule 13G filing by AWM Investment Company on February 13, 2018 reflecting ownership as of December 31, 2017. The address for AWM Investment Company is c/o Special Situation Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022.

(11)

Based solely on a Schedule 13G/A filing by Gilder, Gagnon, Howe & Co. LLC on February 14, 2018 reflecting ownership as of December 31, 2017. The address is for Gilder, Gagnon, Howe & Co. LLC is 475 10th Avenue, New York, NY 10018.

(12)

Based solely on a Schedule 13D/A filing by 180 Degree Capital Corp. on November 17, 2017 reflecting ownership as of November 9, 2017. The address for 180 Degree Capital Corp. is 7 North Willow Street, Suite 4B, Montclair, NJ 07042.

Equity Compensation Plan Information

The following table presents information as of December 31, 2017 with respect to compensation plans under which shares of our common stock may be issued. The category “Equity compensation plans approved by security holders” in the table below consists of the 2007 Equity Incentive Plan, 2015 Equity Incentive Plan and 2015 Employee Stock Purchase Plan.

					Number of securities
	Number of securities				remaining available for
	to be		Weighted-		future issuance under
	issued upon exercise		average exercise price of		equity compensation plans
	of outstanding options,		outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,070,347	(1)	$3.63	(2)	856,414	(3)
Equity compensation plans not approved by security holders	389,423	(4)	7.71		—
Total	2,459,770				856,414

(1)	Excludes purchase rights accruing under the 2015 Employee Stock Purchase Plan and includes 305,674 shares subject to outstanding RSUs and 204,220 shares subject to outstanding PRSUs.
(2)	The weighted average exercise price relates solely to outstanding stock option shares since shares subject to RSUs and PRSUs have no exercise price.
(3)

Includes 275,587 shares that remain available for purchase under the 2015 Employee Stock Purchase Plan and excludes 568,729 shares of common stock that are subject to outstanding awards under the 2007 Equity Incentive Plan. Any such shares of common stock that are subject to outstanding awards under the 2007 Equity Incentive Plan that are issuable upon the exercise of options that expire or become unexercisable for any reason without having been exercised in full will be available for future grant and issuance under the 2015 Equity Incentive Plan. In addition, the number of shares reserved for issuance under our 2015 Equity Incentive Plan will increase automatically on the first day of January of each of 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of our common stock as of the immediately preceding December 31. Similarly, the number of shares reserved for issuance under our 2015 Employee Stock Purchase Plan will increase automatically on the first day of January of each of 2016 through 2025 by the number of shares equal to 1% of the total outstanding shares of our common stock as of the immediately preceding December 31 (rounded to the nearest whole share).

(4)	Represents warrants granted as compensation for capital lease or financing transactions to commercial lenders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

From January 1, 2017 to the present, there have been no transactions, and there are currently no proposed transactions, in which the amount involved exceeds $120,000 to which we or any of our subsidiaries was (or is to be) a party and in which any director, director nominee, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest, except for payments set forth under Item 11 above.

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

The aggregate fees for fiscal years 2017 and 2016 for each of the following categories of services are as follows:

Fees Billed to Adesto	Fiscal Year 2017	Fiscal Year 2016
Audit fees(1)	$464,799	$371,434
Audit related fees(2)	—	—
Tax fees(3)	—	—
All other fees	—	—
Total fees	$464,799	$371,434

(1)

“Audit fees” include fees for professional services rendered in connection with the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and advisory services on accounting matters that were addressed during the annual audit and quarterly reviews.  This category also includes fees for services that were incurred in connection with statutory and regulatory filings or engagements, such as consents and review of documents filed with the SEC.

(2)

“Audit related fees” include fees for professional services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as a part of this Annual Report on Form 10‑K:

(a) Financial Statements

(b) Financial Statement Schedules

All schedules have been omitted because the required information is either not required, not applicable or because the information required is included in the Consolidated Financial Statements or notes thereto.

(c) Exhibits

Exhibit				Incorporated by Reference		Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation.	S‑1/A	333206940	3.02	10/5/2015

3.2	Amended and Restated Bylaws.	S‑1/A	333206940	3.04	10/5/2015

4.2	Fourth Amended and Restated Investors’ Rights Agreement	S‑1	333206940	4.01	9/14/2015

10.1+	Form of Indemnification Agreement.	S‑1/A	333206940	10.01	10/5/2015

10.2+	2007 Equity Incentive Plan and form of option grant.	S‑1	333206940	10.02	9/14/2015

10.3+	2015 Equity Incentive Plan and form of equity awards.	S‑1/A	333206940	10.03	10/5/2015

10.4+	2015 Employee Stock Purchase Plan.	S‑1/A	333206940	10.04	10/5/2015

10.5+	Amended and Restated Employment Agreement, by and between the Registrant and Narbeh Derhacobian, dated August 16, 2013.	S‑1	333206940	10.08	9/14/2015

10.6+	Offer Letter, dated May 30, 2013, by and between the Registrant and Ron Shelton.	S‑1	333206940	10.09	9/14/2015

10.7+	Offer Letter, dated August 28, 2015, by and between the Registrant and Gideon Intrater.					X

10.8	Lease by and between the Registrant and Peterson Ridge LLC, dated November 2, 2015.	8‑K	00137582	10.2	11/6/2015

10.9	Business Financing Agreement by and between the Registrant and Western Alliance Bank, dated July 7, 2016.	10‑Q	00137582	10.1	11/14/2016

10.10	First Business Financing Modification Agreement between the Registrant and Western Alliance Bank, dated July 7, 2016.	10-K	00137582	10.10	3/24/2017

10.11	Cell Library License Agreement by and between the Registrant and Atmel Corporation, dated September 28, 2012.	S‑1	333206940	10.12	9/14/2015

10.12	Process Technology and IP License Agreement by and between the Registrant and Atmel Corporation, dated September 28, 2012.	S‑1	333206940	10.13	9/14/2015

10.13	Second-Business Financing Modification Agreement between the Registrant and Western Alliance Bank, dated September 29, 2017	8-K	00137582	10.1	10/05/2017

10.14+	Form of Principal Officer Change in Control and Severance Agreement	8-K	00137582	10.1	8/04/2017

10.15+	Form of Executive Officer Change in Control and Severance Agreement					X

10.16+	Form of executive officer performance-based restricted stock units award agreement	10‑Q	00137582	10.3	5/15/2017

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 103 of this report).					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+     Indicates a management contract or compensatory plan.

*     As contemplated by Securities Exchange Commission Release No. 33‑8212, these exhibits are furnished with this Annual Report on Form 10‑K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Adesto Technologies Corporation under the Securities Act of 1933, as amended, or the Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings..

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on the 13th day of March 2018.

ADESTO TECHNOLOGIES CORPORATION

By:	/s/ Narbeh Derhacobian
Narbeh Derhacobian Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Narbeh Derhacobian and Ron Shelton, and each of them, as his true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Narbeh Derhacobian	President, Chief Executive Officer and Director	March 13, 2018
Narbeh Derhacobian	(Principal Executive Officer)

/s/ Ron Shelton	Chief Financial Officer	March 13, 2018
Ron Shelton	(Principal Accounting and Financial Officer)

/s/ Nelson Chan	Director	March 13, 2018
Nelson Chan

/s/ Keith Crandell	Director	March 13, 2018
Keith Crandell

/s/ Francis Lee	Director	March 13, 2018
Francis Lee

/s/ Kevin Palatnik	Director	March 13, 2018
Kevin Palatnik

2