Form 10-Q
period 2018-03-31
ADESTO TECHNOLOGIES Corp
filed 2018-05-10
CIK 1395848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 001‑37582

ADESTO TECHNOLOGIES CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	16‑1755067
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Adesto Technologies Corporation
3600 Peterson Way
Santa Clara, CA 95054
(408) 400‑0578

(Address and telephone number of Registrant’s executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuance to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2018
Common Stock, $0.0001 par value per share	21,454,826 shares

ADESTO TECHNOLOGIES CORPORATION

QUARTERLY REPORT ON FORM 10‑Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$29,546	$30,078
Accounts receivable, net	12,188	8,668
Inventories	7,554	5,814
Prepaid expenses	1,153	993
Other current assets	55	52
Total current assets	50,496	45,605
Property and equipment, net	7,632	7,183
Intangible assets, net	6,808	7,102
Other non-current assets	1,029	900
Goodwill	22	22
Total assets	$65,987	$60,812
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,845	$7,075
Accrued compensation and benefits	2,819	2,614
Accrued expenses and other current liabilities	2,506	2,359
Price adjustments and other revenue reserves	4,545	—
Line of credit, current	1,500	1,500
Term loan, current	1,929	926
Total current liabilities	21,144	14,474
Term loan, non-current	9,924	10,908
Other non-current liabilities	75	75
Deferred rent, non-current	2,294	2,404
Deferred tax liability, non-current	2	1
Total liabilities	33,439	27,862
Commitments and contingencies (See Note 8)
Stockholders' equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 21,409,292 and 21,291,833 shares issued and outstanding as of March 31, 2018 and December 31, 2017 respectively	2	2
Additional paid-in capital	133,804	133,087
Accumulated other comprehensive loss	(312)	(295)
Accumulated deficit	(100,946)	(99,844)
Total stockholders' equity	32,548	32,950
Total liabilities and stockholders’ equity	$65,987	$60,812

(1)	The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue, net	$15,302	$11,307
Cost of revenue	8,122	5,753
Gross profit	7,180	5,554
Operating expenses:
Research and development	3,665	3,372
Sales and marketing	2,752	2,600
General and administrative	1,713	2,135
Total operating expenses	8,130	8,107
Loss from operations	(950)	(2,553)
Other (expense):
Interest expense, net	(141)	(213)
Other income, net	10	18
Total other (expense), net	(131)	(195)
Loss before provision for income taxes	(1,081)	(2,748)
Provision for income taxes	21	27
Net loss	$(1,102)	$(2,775)
Net loss per share:
Basic and diluted	$(0.05)	$(0.18)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	21,370,927	15,642,286

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(1,102)	$(2,775)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(17)	(22)
Comprehensive loss	$(1,119)	$(2,797)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,102)	$(2,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	443	824
Depreciation and amortization	488	304
Amortization of intangible assets	294	309
Amortization of debt discount	19	24
Deferred income taxes	1	—
Gain on sale of equipment	(18)	—
Changes in fair value of preferred stock warrant liability
Changes in assets and liabilities:
Accounts receivable	(3,520)	49
Inventories	(1,740)	886
Prepaid expenses and other current assets	(163)	(194)
Other non-current assets	(129)	(79)
Accounts payable	125	225
Accrued compensation and benefits	205	187
Accrued expenses and other current liabilities	147	24
Price adjustments and other revenue reserves	4,545	—
Deferred rent	(110)	(101)
Net cash used in operating activities	(515)	(317)
Cash flows from investing activities:
Acquisition of property and equipment	(293)	(605)
Net cash used in investing activities	(293)	(605)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	329	258
Tax withholdings related to net share settlement of restricted stock units	(55)	—
Proceeds from revolving line of credit	1,500	11,374
Payments on revolving line of credit	(1,500)	(11,283)
Payments on term loan	—	(1,636)
Net cash provided by (used in )financing activities	274	(1,287)
Effect of exchange rates on cash and equivalents	2	(13)
Net decrease in cash and cash equivalents	(532)	(2,222)
Cash and cash equivalents - beginning of period	30,078	19,719
Cash and cash equivalents - end of period	$29,546	$17,497
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$137	$199
Supplemental disclosures of non-cash investing and financing information:
Purchase of property and equipment included in accounts payable	$1,065	$219

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies.

Organization and Nature of Operations.

Adesto Technologies Corporation (together with its subsidiaries; “Adesto”, “we”, “our”, “us” or the “Company”) was incorporated in the state of California in January 2006 and reincorporated in Delaware in October 2015. We are a leading provider of application-specific and, ultra-low power non-volatile memory (“NVM”) products. Our corporate headquarters are located in Santa Clara, California.

On September 28, 2012, we purchased certain flash memory product assets from Atmel Corporation and our financial results include the operating results of those assets from the date of acquisition.

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to complete annual consolidated financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, for any other interim period or for any other future year.

The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures required by U.S. GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 13, 2018.

The condensed consolidated financial statements include the results of our operations, and the operations of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

There have been no material changes to our significant accounting policies described in Note 1, Organization and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10‑K for the year ended December 31, 2017 that have had a material impact on our condensed consolidated financial statements and related notes, except as described below.

Recent Accounting Pronouncements.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company expects that the adoption will not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. Instead, an entity should recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the effect of the adoption of this ASU, but anticipates that the adoption will not have a material impact on its consolidated financial statements.

 In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires instruments measured at amortized cost to be presented at the net amount expected to be collected. Entities are also required to record allowances for available-for-sale debt securities rather than reduce the carrying amount. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company expects that the adoption will not have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the effect that the adoption of this ASU will have on its financial statements. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

Recently Adopted Accounting Pronouncements.

Adoption of ASC 606:

In May 2014, the FASB issued an ASU on revenue from contracts with customers, ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods including interim reporting reports beginning after December 15, 2017. Collectively, we refer to Topic 606, its related amendments and Subtopic 340-40 as the “new standard”.

On January 1, 2018, we adopted the new standard using the modified retrospective method applied to all contracts that are not completed contracts at the date of initial application (i.e., January 1, 2018). Results for reporting periods after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. There was no impact on the opening accumulated deficit as of January 1, 2018 due to the adoption of the new standard. We reclassified the allowance for ship from stock and debits (“SSDs”), price protection, rights of return and other activities to current liabilities presented as "Price adjustments and other revenue reserves" from the allowance for accounts receivable due to the adoption of the new standard.

We recorded s cumulative effect adjustment to our January 1, 2018 condensed consolidated balance sheet for the impact of the reclassification of the allowance for SSDs, price protection, rights of return and other activities to current liabilities presented as “Price adjustments and other revenue reserves”. The cumulative effect of the changes made to our January 1, 2018 condensed consolidated balance sheet for the adoption of the new revenue standard were as follows (in thousands):

	Balance at	Adjustments	Balance at
	December 31,	Due to	January 1,
	2017	ASC 606	2018
Accounts receivable, net	$8,668	$3,832	$12,500
Price adjustments and other revenue reserves	$—	$(3,832)	$(3,832)

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In accordance with the new standard requirements, the disclosure of the impact of adoption on select condensed consolidated balance sheet line items was as follows (in thousands):

	As of March 31, 2018
	As	Balances without	Effect of
	Reported	ASC 606	Change
Accounts receivable, net	$12,188	$7,643	$(4,545)
Price adjustments and other revenue reserves	$4,545	$—	$4,545

Revenue Recognition.

 Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales of products with alternative use account for the majority of our revenue and are recognized at a point in time, the timing of such recognition remained the same under Topic 606.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer and deposited with the relevant government authority, are excluded from revenue. Our revenue arrangements do not contain significant financing components.

Revenue is recognized over a period of time when it is assessed that performance obligations are satisfied over a period rather than at a point in time. When any of the following criteria is fulfilled, revenue is recognized over a period of time:

(a)	The customer simultaneously receives and consumes the benefits provided by the performance as Adesto performs.

(b)	Adesto’s performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced.

(c)	Adesto’s performance does not create an asset with an alternative use, and Adesto has an enforceable right to payment for performance completed to date.

If revenue is recognized over a period of time, we would then select an appropriate method for measuring progress toward complete satisfaction of the performance obligation, usually costs incurred to date relative to the total expected costs to the satisfaction of that performance obligation. Typically, our revenue is recognized at a point in time.

Sales to certain distributors are made under arrangements which provide the distributors with price adjustments, price protection, stock rotation and other allowances under certain circumstances. These adjustments and allowances are accounted for as variable consideration. We estimate these amounts based on the expected amount to be provided to customers and reduce revenue recognized. We believe that there will not be significant changes to our estimates of variable consideration.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

If a customer pays consideration, or Adesto has a right to an amount of consideration that is unconditional before we transfer a good or service to the customer, those amounts are classified as deferred income/ advances received from customers which are included in other current liabilities or other long-term liabilities when the payment is made or it is due, whichever is earlier.

If the arrangement includes variable contingent consideration, we recognize revenue over time if we can reasonably measure its progress, or we are capable of providing reliable information that would be required to apply an appropriate method of measuring progress. To date, we have not had any arrangements incorporating contingent consideration.

Practical Expedients and Elections

Sales commissions are owed and are recorded at the time of sell through of our products to end customers. These costs are recorded within sales and marketing expenses.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. These costs are recorded in cost of revenue.

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

Product Warranty.

Our products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During the year ended December 31, 2015, we recorded $250,000 for a specific potential warranty claim. During the years ended December 31, 2017 and 2016, $185,000 and $41,000, respectively, has been incurred relating to this potential warranty claim and during the year ended December 31, 2017

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

we recorded $27,000 for an additional potential warranty claim. As of March 31, 2018 and December 31, 2017, the warranty accrual was $51,000 and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. Net losses from foreign currency translation of assets and liabilities were $17,000 and $22,000 for the three months ended March 31, 2018 and 2017, respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive loss, net of tax, a component of stockholders’ equity. Net gains and losses arising from transactions denominated in currencies other than the functional currency were a loss of $8,000 and a gain of $13,000 for the three months ended March 31, 2018 and 2017, respectively, and are included in other expense, net in the condensed consolidated statements of operations.

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

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. As a result of our favorable collection experience and customer concentration, there was no allowance for doubtful accounts as of March 31, 2018 and December 31, 2017.

Customer concentrations as a percentage of revenue, net were as follows:

	Three Months Ended
	March 31,
	2018	2017
Customer A	18%	18%
Customer B	*	11%
Customer C	*	11%

*less than 10%

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Customer concentrations as a percentage of gross accounts receivable were as follows:

	March 31,	December 31,
	2018	2017
Customer A	26%	31%
Customer B	*	*
Customer C	*	*

*less than 10%

Note 2. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accounts receivable	$12,188	$12,500
Allowance for SSDs, price protection, rights of return and other activities	—	(3,832)
Total accounts receivable, net	$12,188	$8,668

As of March 31, 2018 we have no allowance for doubtful accounts on any of our accounts receivable, net.

Inventories.

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$1,955	$2,213
Work-in-process	3,700	2,408
Finished goods	1,899	1,193
Total inventories	$7,554	$5,814

For the three months ended March 31, 2018 and 2017, we realized a benefit of $0.4 million and $0.4 million, respectively, from the sales of previously reserved products. Inventory write-downs were primarily associated with products built in excess of customer demand which resulted in excess inventory levels, legacy products for which no demand exists and lower of cost or net realizable value write-downs associated with Conductive Bridging Random Access Memory (“CBRAM”) products for which costs exceeded net realizable value.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Machinery and equipment	$9,850	$9,457
Leasehold improvements	4,252	4,252
Computer software	675	675
TowerJazz license	350	350
Furniture and fixtures	83	83
Construction in progress	1,301	1,301
Property and equipment, at cost	16,511	16,118
Accumulated depreciation and amortization	(8,879)	(8,935)
Property and equipment, net	$7,632	$7,183

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

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2018 and 2017 was $0.5 million and $0.3 million, respectively.

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued sales commission payable	$273	$310
Accrued manufacturing expenses	310	265
Deferred rent, current portion	431	422
Liabilities to certain customers	732	468
Other accrued liabilities	760	894
Total accrued expenses and other current liabilities	$2,506	$2,359

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

Financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
As of March 31, 2018
Assets:
Money market funds	$11,511	$—	$—	$11,511

As of December 31, 2017
Assets:
Money market funds	$11,501	$—	$—	$11,501

As of March 31, 2018 and December 31, 2017, we had no financial liabilities measured at fair value on a recurring basis.

Note 4. Intangible Assets, net.

In 2012, in connection with our purchase of the serial flash memory product line assets from Atmel Corporation, we recorded $16.4 million of intangible assets.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets, net were as follows (in thousands):

		March 31, 2018
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	10	$4,282	$2,355	$1,927
Customer relationships	12	9,011	4,130	4,881
Customer backlog	1	2,779	2,779	—
Non-compete agreement	5	282	282	—
Total intangible assets subject to amortization		$16,354	$9,546	$6,808

		December 31, 2017
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	10	$4,282	$2,249	$2,033
Customer relationships	12	9,011	3,942	5,069
Customer backlog	1	2,779	2,779	—
Non-compete agreement	5	282	282	—
Total intangible assets subject to amortization		$16,354	$9,252	$7,102

We recorded amortization expense related to the acquisition-related intangible assets as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating expense category:
Research and development	$106	$122
Sales and marketing	188	187
Total	$294	$309

The estimated future amortization expense of acquisition-related intangible assets subject to amortization after March 31, 2018 is as follows (in thousands):

Year Ended December 31,
2018 (remaining 9 months)	$885
2019	1,179
2020	1,179
2021	1,179
2022	1,072
Thereafter	1,314
Total	$6,808

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5. Investment in Unconsolidated Affiliates.

During 2017 and 2016, we made investments in Semitech Semiconductor Pty. Ltd., an Australian corporation (“Semitech”), as part of a license and development agreement dated April 16, 2016. Semitech has developed Narrowband-Power Line Communications (“N-PLC”) products and market knowledge in the N-PLC devices space and plans to sell its products into the smart grid, solar, smart lighting and industrial space. Investments during 2016 through June 14, 2017 were recorded as notes receivable. On June 15, 2017, $0.4 million of notes receivable and accrued interest were converted into 233,335 shares of preferred stock in Semitech. This investment is recorded at cost in other non-current assets on the condensed consolidated balance sheets as of March 31, 2018. As of March 31, 2018 and 2017, we held investments in notes receivable in the amount of $0.3 million and $0.3 million, respectively, which were classified in other non-current assets on the condensed consolidated balance sheets.

Note 6. Borrowings.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As part of this amendment we incurred additional fees of $125,000. These fees have been recorded as a debt discount and are being amortized over the life of the agreement. During the three months ended March 31, 2018, the amortization of the debt discount was $18,000 and the unamortized debt discount was $0.1 million as of March 31, 2018.

The Amendment also decreased the interest rates under the Term Loan and the Line of Credit and changed the payment schedule under the Term Loan.  The Term Loan bears interest at a rate per annum equal to the greater of the prime rate or 3.5% (4.75% on March 31, 2018). The Line of Credit bears interest at a rate per annum equal to the greater of the prime rate or 3.5% plus 0.25% (5.0% on March 31, 2018). Under the Amendment, we will make interest-only payments on the Term Loan from October 10, 2017 and on the 10th calendar day of each month thereafter, and will make principal and interest payments in 36 equal installments beginning on October 10, 2018, and on the 10th calendar day of each month thereafter, until the maturity date of the Term Loan. Pursuant to the Amendment, our Intellectual Property (as defined in the Amendment) is excluded from the collateral used to secure the indebtedness we incurred under the Credit Facility.

Under the Amendment, we have agreed to modified and additional negative covenants, requiring us to maintain a ratio of at least 1.25 to 1.00 with respect to either of the following: (x) the sum of our cash and certain receivables to our indebtedness under the Credit Facility; or (y) our Adjusted EBITDA (as defined in the Amendment), less certain capital expenditures, to the sum of (a) all principal payments and interest expense that we would have owed to the Lender if the Term Loan’s amortization were to start on September 29, 2017, all measured on a trailing 4-quarter basis, plus (b) all principal payments and interest expense on any of our other debt.  The Amendment also subjects us to the requirement that our quarterly revenues shall not negatively deviate more than 25% from the projections provided to Western Alliance Bank in accordance with the Credit Facility. As of March 31, 2018, we were in compliance with all financial covenants and restrictions.

Outstanding borrowings consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Term loan, current	$1,929	$926
Term loan, non-current	9,924	10,908
Line of credit	1,500	1,500
Total	$13,353	$13,334

Future repayments on outstanding borrowings (excluding unamortized discount of $147,000 as of March 31, 2018) are as follows (in thousands):

Year Ended December 31,
2018 (remaining 9 months)	$1,000
2019	5,500
2020	4,000
2021	3,000
$13,500

Interest expense incurred under our borrowings was $154,000 and $223,000 for the three months ended March 31, 2018 and 2017, respectively.

On May 9, 2018 we entered into a new $35 million credit facility and terminated this facility. See Note 14 - Subsequent Events.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 7. Segment Information.

We operate in one business segment, application-specific, ultra-low power NVM products. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results. Revenue is evaluated based on product category and by geographic region. All of our revenue results from contracts with customers; we have no additional sources of revenue.

Product revenue from customers is disaggregated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
United States	$2,702	$2,809
Rest of Americas	135	61
Europe	3,286	1,868
Asia Pacific	9,125	6,471
Rest of world	54	98
Total	$15,302	$11,307

Long-lived assets are attributed to the geographic region were they are located. Long-lived assets by geographic region were as follows (in thousands):

	March 31,	December 31,
	2018	2017
United States	$5,237	$5,424
Asia Pacific	2,395	1,759
Europe	—	—
Total property and equipment, net	$7,632	$7,183

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Pursuant to the lease, monthly base rental payments due under the lease were approximately $93,000 per month between August 1, 2016 and February 27, 2017, with annual increases of approximately 3% thereafter. The Company must also pay for certain other operating costs under the lease, including operating expenses, taxes, assessments, insurance, utilities, securities and property management fees. Peterson Ridge LLC is obligated to reimburse the Company for up to approximately $2.5 million of the Company’s out-of-pocket costs associated with any tenant improvements, as defined in the lease. The Company was reimbursed for this amount during the year ended December 31, 2016. As of March 31, 2018 and 2017, the Company recorded a lease incentive obligation of $1.9 million and $2.3 million, respectively, in deferred rent on the condensed consolidated balance sheets.

Rent expense under operating leases was $0.2 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

				3
	Total	2018	2019	2020	2021	2022	Thereafter
	(in thousands)
Operating leases	$6,808	$929	$1,225	$1,249	$1,287	$1,325	$793

Purchase Commitments.

As of March 31, 2018, we had purchase commitments with our third-party foundries of $4.4 million due within one year, $0.4 million for a licensing and development agreement, and $0.4 million in conjunction with an agreement with TowerJazz Panasonic Semiconductor Company.

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

Note 9. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We are authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share as of March 31, 2018 and December 31, 2017. Each holder of common stock is entitled to one vote per share. As of March 31,

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2018, no dividends have been declared by the Board of Directors, however, the holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors.

We completed a follow-on offering of our common stock in June 2017. We sold 5,000,000 shares, including 625,000 shares upon exercise of the underwriters’ option to purchase additional shares. The shares were sold at a public offering price of $4.00 per share for net proceeds of $18.4 million to us, after deducting underwriting discounts, commissions and offering expenses.

Common Stock Reserved for Future Issuance.

As of March 31, 2018 and December 31, 2017, we had reserved shares of common stock for future issuances as follows:

	March 31,	December 31,
	2018	2017
Warrants to purchase common stock	389,423	389,423
Stock option plan:
Options outstanding	1,529,554	1,560,453
Restricted stock units outstanding	487,110	509,894
Shares available for future grants/RSU grants	1,415,994	580,827
Shares available for ESPP	432,699	275,587
Total	4,254,780	3,316,184

Common Stock Warrants.

The following common stock warrants were outstanding as of March 31, 2018 and December 31, 2017:

Total amount of securities issuable
under the outstanding warrants	Exercise Price	Issuance Date	Expiration Date
74,141	$30.35	2012-2013	2019
315,282	$2.38	2014-2015	2022-2024
389,423	$7.71

Common stock warrants are exercisable at the option of the holder any time after the date of issuance into shares of our common stock. During 2017, common stock warrants with an aggregate 7,378 shares of issuable common stock expired and common stock warrants with an aggregate 14,713 shares of issuable common stock were cashless exercised resulting in the issuance of 10,223 shares of common stock.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Under our 2015 Employee Stock Purchase Plan, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. Eligible employees will be able to select a rate of payroll deduction up to 15% of their base cash compensation. The purchase price for shares of our common stock purchased under our 2015 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. Except for the first offering period, each offering period will run for no more than six months, with purchases occurring every six months. The first offering period began upon the effective date of our IPO and was originally set to end on June 30, 2016. On May 25, 2016, the Board of Directors extended the initial offering period to July 31, 2016. Subsequent purchase periods will be 6 months in duration beginning on August 1, 2016. On July 29, 2016, we issued 68,392 shares of common stock in conjunction with the end date of the initial purchase

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

window. During 2017, we issued 110,711 shares of common stock pursuant to the ESPP. On January 31, 2018 we issued 55,806 shares of common stock in conjunction with the end date of the latest purchase window.

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

A summary of stock option and RSUs (including performance-based RSU) activity under the 2007 Plan and the 2015 Equity Incentive Plan is as follows:

	Stock Options
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2015	796,356	2.49	6.5	$4,157
Granted	230,200	3.38
Exercised	(13,112)	1.80
Canceled	(21,549)	3.73
Outstanding as of December 31, 2016	991,895	2.68	6.3	$161
Granted	835,480	4.30
Exercised	(230,123)	1.92
Canceled	(36,799)	4.16
Outstanding as of December 31, 2017	1,560,453	3.63	7.6	$4,632
Granted	28,900	6.60
Exercised	(47,405)	2.24
Canceled	(12,394)	4.91
Outstanding as of March 31, 2018	1,529,554	$3.72	7.5	$5,786
Options vested and expected to vest as of March 31, 2018	1,472,615	$3.69	7.4	$5,617
Options vested and exercisable as of March 31, 2018	827,819	$3.10	6.3	$3,655

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Restricted Stock Units
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2015	874,508	$5.95	1.8	$6,742
Granted	69,414	4.82
Released	(438,086)	5.95
Forfeited/expired	(14,882)	5.70
Outstanding as of December 31, 2016	490,954	5.80	0.5	$908
Granted	541,513	2.88
Released	(497,009)	5.64
Forfeited/expired	(25,564)	5.98
Outstanding as of December 31, 2017	509,894	2.84	1.4	$3,288
Granted	—	—
Released	(22,784)	4.08
Forfeited/expired	—	—
Outstanding as of March 31, 2018	487,110	$2.78	1.3	$3,605

Note 10. Stock-based Compensation.

We record stock-based compensation based on fair value as of the grant date using the Black-Scholes option-pricing model for stock options granted and Monte Carlo simulation techniques for certain RSUs with performance-based vesting conditions. We recognize such costs as compensation expense on a straight-line basis over the employee’s requisite service period, which is generally four years. Our valuation assumptions for stock options are as follows:

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

	Three Months Ended March 31,
	2018	2017
Volatility	71%	86%
Expected dividend yield	—	—
Risk-free rate	2.60%	2.20%
Expected term (in years)	6	6

The weighted-average grant date fair value of the options granted under the 2015 Equity Incentive Plan as calculated using the Black-Scholes option-pricing model was $4.24 and $2.59 per share for the three months ended March 31, 2018 and 2017, respectively.

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

The following table presents the effects of stock-based compensation for stock options, RSUs (including performance-based RSUs), and ESPP purchase rights (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$25	$21
Research and development	183	255
Sales and marketing	104	167
General and administrative	131	381
Total	$443	$824

Stock-based compensation expense capitalized to inventories was not material during the three months ended March 31, 2018 and 2017.

We did not realize any income tax benefit from stock option exercises in any of the periods presented due to recurring losses and valuation allowances.

As of March 31, 2018 and 2017, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $1.9 million and $1.7 million, respectively, and this amount is expected to be recognized over a weighted-average period of approximately 2.8 years.

As of March 31, 2018, the total unrecognized compensation cost related to RSUs (including performance-based RSUs) and ESPP purchase rights was $0.9 million and $85,000, respectively, and these amounts are expected to be recognized over 2.0 years and 0.3 years, respectively.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11. Income Taxes.

We recorded an income tax provision of $21,000 and $27,000 for the three months ended March 31, 2018 and 2017, respectively. The income tax provision is comprised of estimates of current taxes due in domestic and foreign jurisdictions. The income tax provision reflects tax expense associated with state income tax, foreign taxes, uncertain tax positions and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. The decrease in the tax provision between 2018 and 2017 is primarily due to a decrease in foreign taxes and deferred tax expense associated with our deferred tax liability.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the 2017 Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective January 1, 2018, we elected to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.

As of March 31, 2018, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period that such determination is made.

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of March 31, 2018.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss and credit carryforwards, our income tax returns generally remain subject to examination by federal, state and international authorities.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2018	2017
Stock options	1,529,554	1,414,526
Restricted stock units	487,110	410,664
Common stock warrants	389,423	404,136
	2,406,087	2,229,326

Note 13. Related Party Transactions.

The Company purchases certain wafers from Altis Semiconductor S.N.C., which was acquired by X-FAB Silicon Foundries, a stockholder of the Company, in 2016. We made no payments to X-Fab Silicon Foundries during the three months ended March 31, 2018 and 2017. As of March 31, 2018 and December 31, 2017, invoices totaling zero and $195,000, respectively, were included within accounts payable on the consolidated balance sheets.

Note 14. Subsequent Events.

On May 9, 2018 we acquired Dublin-based S3 Semiconductors, a global supplier of mixed-signal and radio frequency (“RF”) application specific integrated circuits (“ASICs”) and an extensive library of design intellectual property, for $35 million in cash and contingent consideration in the form of a $15 million earn-out. The earn-out is based on achievement of certain milestones through 2019, including minimum total revenue targets, revenue derived from sales of semiconductor devices and new customer engagements with minimum value thresholds.  We financed the acquisition with cash and a new $35 million term loan under our new credit facility.

In May 2018, we entered into and borrowed $35 million under the new credit facility described above that matures in May 2022.  In connection with our entry into the new credit facility, we terminated our credit facility with Western Alliance Bank, which included paying off the outstanding term loan with a principal amount owed of $12 million.  We also issued and sold to the lenders warrants to purchase an aggregate of 850,000 shares of Adesto common stock with an exercise price of $8.62 per share, subject to certain adjustments.

.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements and factors that may affect future results

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or to our future financial or operating performance. You can generally identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intend,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. Except as required by law, we do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part II, Item 1A, of this Quarterly Report on Form 10‑Q. We encourage you to read that section carefully.

The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2017. In this Quarterly Report, unless otherwise specified or the context otherwise requires, “Adesto,” “we,” “us,” and “our” refer to Adesto Technologies Corporation and its consolidated subsidiaries.

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

Our revenue is derived from the sale of our NVM products, primarily our serial flash memory products, which represented substantially all of our revenue for the three months ended March 31, 2018. In recent years, we have invested in developing and commercializing new flash memory products that are well suited for low-power, high-growth applications. In 2013, we introduced the first of our next-generation DataFlash and Fusion Serial Flash products. Revenue from our next-generation NVM products were $15.2 million and $11.2 million for the three months ended March 31, 2018 and 2017, respectively. We had been exclusively developing products based on Conductive Bridging RAM, or CBRAM, technology prior to our 2012 acquisition of assets from Atmel, which brought us our first flash memory products. We believe products based on this technology have the potential to contribute to our long-term growth and thus we continue to invest our resources into developing and enhancing our families of CBRAM-based products, although revenue associated with these products has not been material to date.

For the three months ended March 31, 2018, our products were sold to more than 500 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 75% of our revenue from distributors in each of the three months ended March 31, 2018 and 2017. Sales to three distributors generated approximately 34% and 40% of our revenue during the three months ended March 31, 2018 and 2017, respectively. Additionally, we derived approximately 82% and 75% of our revenue internationally during the three months ended March 31, 2018 and 2017, respectively, the majority of which was recognized in the Asia Pacific, or APAC, region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped.

We employ a fabless manufacturing strategy and use market-leading suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy significantly reduces the capital investment that would otherwise by required to operate manufacturing facilities of our own.

Recent Developments

In May 2018, we acquired S3 Semiconductors (“S3 Semi”), a provider of innovative application-specific semiconductors for the IoT era, for $35 million in cash and contingent consideration in the form of a $15 million earn-out. The earn-out is based on achievement of certain milestones through 2019, including minimum total revenue targets, revenue derived from sales of semiconductor devices and new customer engagements with minimum value thresholds. We financed the acquisition with cash and a new $35 million term loan under our new credit facility.

In May 2018, we entered into and borrowed $35 million under the new credit facility described above.  In connection with our entry into the new credit facility, we terminated our credit facility with Western Alliance Bank, which included paying off an outstanding term loan with a principal amount owed of $12 million.  We also issued and sold to the lenders warrants to purchase an aggregate of 850,000 shares of Adesto common stock with an exercise price of $8.62 per share, subject to certain adjustments.  See Part II, Item 5 of this report for additional information regarding our new credit facility and the warrants issued in connection therewith.

Factors Affecting Our Performance

Product adoption in new markets and applications. We optimize our products to meet the technical requirements of the emerging IoT market. The growth in the IoT market is dependent on many factors, most of which are outside of our control. Should the IoT market not develop or develop more slowly, our financial results could be adversely affected.

Ability to attract and retain customers that make large orders. In 2017, our products were sold to more than 500 end customers, of which approximately 20 generated more than half our revenue. One end customer accounted for 10% or more of our revenue in 2016 and the first three months of 2018. No end customer accounted for 10% or more of our revenue in 2017. While we expect the composition of our customers to change over time, our business and operating results will depend on our ability to continually target new and retain existing customers that make large orders, particularly those in growth markets which are less dependent on macroeconomic conditions.

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system cost of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements and qualified our NVM device for their products. The number of our design wins has grown from 135 in 2015 to 296 in 2016 and to 417 in 2017. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends. We had 131 new design wins during the first three months of 2018.

Pricing, product cost and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, manufacturing yields and inventory write downs, if any. In general, newly introduced products and products with higher performance and more features tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. In the normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. More recently, certain of our suppliers have increased costs although such increase did not have a material impact on our results of operations for the three months ended March 31, 2018. If we are unable to maintain overall average selling prices or offset any declines in average selling prices with realized savings on product costs, our gross margin will decline.

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

Components of Our Results of Operations

Revenue

We derive substantially all of our revenue through the sale of our NVM products to OEMs and ODMs, primarily through distributors. We generated 75% of our revenue from distributors in each of the three months ended March 31, 2018 and 2017. Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We sell the majority of our products to distributors and generally recognize revenue when we ship the product directly to the distributors since title and risk of loss transfers at that time.

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

Comparison of the Three Months Ended March 31, 2018 and 2017 (in thousands, except percentage data):

Revenue

	Three Months Ended
	March 31,		Change
	2018	2017	$	%

Revenue, net	$15,302	11,307	3,995	35%

	Three months ended
	March 31,
	2018	2017
Revenue by geography:
United States	18%	25%
Europe	21%	17%
Asia Pacific	60%	57%
Rest of world	1%	1%

Revenue increased by $4.0 million, or 35%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This increase was due primarily to a 50% increase in unit shipments across our Standard Flash and DataFlash products.

Cost of Revenue and Gross Margin

	Three months ended March 31,		Change 2018 - 2017
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$8,122	$5,753	$2,369	41%
Gross Profit	7,180	5,554	1,626	29%
Gross Margin	47%	49%

Cost of revenue increased by $2.4 million, or 41%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This increase was due primarily to a 50% increase in unit shipments, partially offset by a decrease in inventory write-downs.

Gross profit increased by $1.6 million during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due primarily to an increase in unit shipments and a decrease in inventory write-downs.

Operating Expenses

	Three months ended March 31,		Change 2018 - 2017
	2018	2017	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$3,665	$3,372	$293	9%
Sales and marketing	2,752	2,600	152	6
General and administrative	1,713	2,135	(422)	(20)
Total operating expenses	$8,130	$8,107	$23	0%

Research and Development. Research and development expense increased by $0.3 million, or 9%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This increase was due primarily to a $0.1 million increase in personnel-related costs, a $0.1 million increase in depreciation and amortization expense, and a $0.1 million increase in materials and outside services.

Sales and Marketing. Sales and marketing expense increased by $0.2 million, or 6%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This increase was due primarily to an increase in outside services.

General and Administrative. General and administrative expenses decreased by $0.4 million, or 20%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. This decrease was due primarily to a decrease in personnel-related costs.

Other Income (Expense), Net

	Three months ended March 31,		Change 2018 - 2017
	2018	2017	Amount	%
	(dollars in thousands)
Interest expense, net	$(141)	(213)	$(72)	(34)%
Other income, net	10	18	(8)	(44)
Total other (expense), net	$(131)	$(195)	$(64)	(33)%

Interest expense, net decreased by approximately $72,000 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, primarily due to a $3.2 million decrease in net borrowings.

Other income, net decreased by approximately $8,000 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 due primarily to a decrease in foreign currency transaction charges.

Provision for Income Taxes

	Three months ended March 31,		Change 2018 - 2017
	2018	2017	Amount	%
	(dollars in thousands)
Provision for income taxes	$21	$27	$(6)	(22)%

Provision for income taxes decreased by $6,000 during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The decrease was due primarily to a reduction in tax expense related to our foreign subsidiaries as well as a reduction in benefits related to deferred taxes in the United States.

Liquidity and Capital Resources

Our principal source of liquidity as of March 31, 2018 consisted of cash and cash equivalents of $29.5 million. We had approximately $3.5 million of additional borrowing capacity under our line of credit as of March 31, 2018. Our outstanding borrowings under our credit facility as of March 31, 2018 were $13.5 million. Substantially all of our cash and cash equivalents are held in the United States.  See Part II, Item 5 of this report for additional information regarding our new $35 million credit facility and the termination of our existing credit facility, which included paying off the outstanding term loan thereunder.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Cash flows used in operating activities	$(515)	$(317)
Cash flows used in investing activities	(293)	(605)
Cash flows provided by financing activities	274	(1,287)

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

During the three months ended March 31, 2018, cash used in operating activities was approximately $0.5 million and was due primarily to a net loss of $1.1 million, partially offset by non-cash charges of $0.4 million related to stock-based compensation expense, $0.5 million related to depreciation and amortization, $0.3 million related to the amortization of intangible assets, and an increase in our net assets and liabilities of $0.6 million. The increase in net assets and liabilities is due primarily to an increase in accounts receivable of $3.5 million, an increase in inventories of $1.7 million, an increase in prepaid expenses and other current assets of $0.2 million, an increase in other non-current assets of $0.1 million, a decrease in deferred rent of $0.1 million, partially offset by an increase in price adjustments and other revenue reserves of $4.5 million and an increase in accounts payable and accrued compensation of $0.5 million.

During the three months ended March 31, 2017, cash used in operating activities was approximately $0.3 million and was due primarily to a net loss of $2.8 million, partially offset by non-cash charges of $0.8 million related to stock-based compensation expense, $0.3 million related to depreciation and amortization, $0.3 million related to amortization of intangible assets, and a decrease in our net assets and liabilities of $1.0 million. The decrease in assets and liabilities is due primarily to a decrease in inventories of $0.9 million, an increase in accounts payable, accrued compensation and accrued expenses of $0.4 million, partially offset by a decrease in deferred rent of $0.1 million and an increase in prepaid expenses and other assets of $0.3 million.

Cash Flows from Investing Activities

Our investing activities consist primarily of purchases of property and equipment. We expect to continue to make significant capital expenditures to support continued growth of our business. During the three months ended March 31, 2018 and 2017, cash used in investing activities was $0.3 million and $0.6 million, respectively, primarily due to purchases of equipment and investments in leasehold improvements related to our headquarters facility in Santa Clara, CA.

Cash Flows from Financing Activities

During the three months ended March 31, 2018, cash provided by financing activities was $0.3 million and was due primarily to proceeds from the issuance of common stock of $0.3 million, offset by tax withholdings of $55,000 from the net settlement of restricted stock units.

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

The Credit Facility contains customary representations and warranties and affirmative and negative covenants. Among other negative covenants, prior to the Amendment, the Credit Facility provided that we may not (i) permit the ratio of the balance of unrestricted cash deposited at the financial institution, plus eligible receivables, net of reserve to the total amounts owed with respect to advances under the revolving credit line to be less than 1.50 to 1.00 and (ii) permit cash held at the financial institution in a deposit account to be less than 100% of the term loan outstanding. Upon an occurrence of an event of default, under the Credit Facility we could be required to pay interest on all outstanding obligations under the agreement at a rate of 5% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of March 31, 2018, we were in compliance with all financial covenants and restrictions.

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

As part of this amendment we incurred additional fees of $125,000. These fees have been recorded as a debt discount and are being amortized over the life of the agreement. During the three months ended March 31, 2018, the amortization of the debt discount was $18,000 and the unamortized debt discount was $147,000 as of March 31, 2018.

The Amendment also decreased the interest rates under the Line of Credit and the Term Loan and changed the payment schedule under the Term Loan. The Term Loan bears interest at a rate per annum equal to the greater of the prime rate or 3.5% (4.75% on March 31, 2018). The Line of Credit bears interest at a rate per annum equal to the greater of the prime rate or 3.5% plus 0.25% (5.0% on March 31, 2018). Under the Agreement, we will make interest-only payments on the Term Loan from October 10, 2017 and on the 10th calendar day of each month thereafter, and will make principal and interest payments in 36 equal installments beginning on October 10, 2018, and on the 10th calendar day of each month thereafter, until the maturity date of the Term Loan. Pursuant to the Amendment, our Intellectual Property (as defined in the Amendment) is excluded from the collateral used to secure the indebtedness we incurred under the Credit Facility.

Under the Amendment, we have agreed to modified and additional negative covenants, requiring us to maintain a ratio of at least 1.25 to 1.00 with respect to either of the following: (x) the sum of our cash and certain receivables to our indebtedness under the Credit Facility; or (y) our Adjusted EBITDA (as defined in the Amendment), less certain capital expenditures, to the sum of (a) all principal payments and interest expense that we would have owed to the Lender if the Term Loan’s amortization were to start on September 29, 2017, all measured on a trailing 4-quarter basis, plus (b) all principal payments and interest expense on any of our other debt. The Amendment also subjects us to the requirement that our quarterly revenues shall not negatively deviate more than 25% from the projections provided to Western Alliance Bank in accordance with the Credit Facility. As of March 31, 2018 we were in compliance with all covenants and restrictions.

See Part II, Item 5 of this report for additional information regarding our new $35 million credit facility and the termination of the Credit Facility, which included paying off the outstanding term loan thereunder.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of March 31, 2018:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$6,808	$929	$3,761	$2,118	$—
Inventory-related commitments (2)	4,392	4,392	—	—	—
Financing arrangements (3)	13,500	1,000	12,500		—
Joint Development and Manufacturing Agreement (4)	400	400	—	—	—
Licensing and Development Agreement (5)	375	375	—	—	—
Total contractual cash obligations	$25,475	$7,096	$16,261	$2,118	$—

(1)	Operating leases primarily relate to our leases of office space with terms expiring through July 31, 2023.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of March 31, 2018.
(3)	Financing arrangements represent debt maturities under our term loan and line of credit.
(4)	Represents our commitments under the third amendment of the CBRAM Joint Development and Manufacturing Agreement executed on November 22, 2017 with TowerJazz Panasonic Semiconductor Company.
(5)	Represents our commitments under the Licensing and Development Agreement executed on April 21, 2016 with Semitech Semiconductor Pty, Ltd. or Semitech.

As of March 31, 2018, we had a liability of $37,000 for uncertain tax positions.

In May 2018, we entered into a new $35 million credit facility and terminated of our existing credit facility, which included paying off the outstanding term loan thereunder.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Sensitivity

We had cash and cash equivalents of $29.5 million as of March 31, 2018, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross debt of $13.5 million offset by an unamortized debt discount of approximately $147,000 as of March 31, 2018. The outstanding debt relates to a term loan and line of credit described in section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility”.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of March 31, 2018.

Item 4.Controls and Procedures.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

PART II: OTHER INFORMATION

ITEM 1.Legal Proceedings

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

ITEM 1A.Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10‑Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. If any of these risks actually occurs, the trading price of our common stock could decline and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Our Industry

We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.

We have incurred net losses since our inception. We incurred net losses of $5.7 million, $11.6 million, and $8.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $1.1 million during the first three months of 2018. As of March 31, 2018, we had an accumulated deficit of $100.9 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor memory industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

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

We currently do not have long-term supply contracts with our third-party contract manufacturers for our DataFlash and Fusion Serial Flash products, including United Microelectronics Corporation and Amkor Technology, Inc. Therefore, they are not obligated to perform services or supply components to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. During periods of high demand and tight inventories, our third-party foundries and assembly and testing contractors may allocate capacity to the production of other companies’ components while reducing deliveries to us, or significantly raise their prices. In particular, they may allocate capacity to other customers that are larger and better financed than us or that have long-term agreements, decreasing the capacity available to us. Shortages of capacity available to us may be caused by the actions of their other, large customers that may be difficult to predict, such as major product launches. If we need other foundries or assembly and test contractors because of increased demand, or if we are unable to obtain timely and adequate deliveries from our providers, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements. Because the lead-time needed to establish a relationship with a new third-party supplier could be several quarters, there is no readily available alternative source of supply for any specific component. In addition, the time and expense to qualify a new foundry could result in additional expense, diversion of resources or lost sales, any of which would negatively impact our financial results.

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

If any of our current or future foundry partners or assembly and test subcontractors significantly increases the costs of wafers or other materials, interrupts or reduces our supply, including for reasons outside of their control, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. During 2017, one of our foundry partners increased the costs of wafers to us. Although such increase did not have a material impact on our results of operations for the three months ended March 31, 2018 and is not expected to have a material impact in the near term, there can be no assurances that such additional increases will not have a material adverse impact on our future operating results. Such increases could also damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation.

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

Sales through distributors accounted for approximately 74% of our revenues in 2017 and 75% during the first three months of 2018. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

The global semiconductor market in general, and the semiconductor memory market in particular, are highly competitive. We expect competition to increase and intensify as other semiconductor companies enter our markets, many of which have greater financial and other resources with which to pursue technology development, product design, manufacturing, marketing and sales and distribution of their products. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results. Currently, our competitors range from large, international companies offering a wide range of semiconductor products to companies specializing in other alternative, specialized emerging memory technologies. Our primary competitors include GigaDevice Semiconductor, Macronix International Co. Ltd., Microchip Technology Inc., Micron Technology, Inc., Cypress Semiconductor Corporation and Winbond Electronics Corp. In addition, as the IoT market opportunity grows, we expect new entrants will enter these markets and existing competitors, including leading semiconductor companies, may make significant investments to compete more effectively against our products. These competitors could develop technologies or architectures that make our products or technologies obsolete.

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

In the past, we have grown our business through acquisitions and we expect to continue to evaluate and enter into discussions regarding potential strategic transactions that we believe could complement or expand our business, enhance our technical capabilities or otherwise offer growth opportunities. For example, we recently announced and completed the acquisition of S3 Semiconductors. These transactions could be material to our financial condition and results of operations. The process of integrating businesses and technology can create unforeseen operating difficulties and expenditures as could the integration of any future acquisitions. Such transactions could create risks for us, including:

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

Because our business is highly dependent on growth in the electronics manufacturing supply chain in China, any slowdown in this growth could adversely affect our business and operating results.

Our business is highly dependent upon the economy and the business environment in China. In particular, our growth strategy is based upon the assumption that demand in China for devices that use semiconductors will continue to grow. Therefore, any slowdown in the growth of consumer demand in China for products that use semiconductors, such as computers, mobile phones or other consumer electronics, could have a serious adverse effect on our business. In addition, our business plan assumes that an increasing number of non-Chinese integrated device manufacturers (“IDMs”), fabless semiconductor companies and systems companies will establish operations in China. Any decline in the rate of migration to China of semiconductor design companies or companies that require semiconductors as components for their products could adversely affect our business and operating results.

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. The Trump Administration has signaled that it may alter trade agreements and terms between China and the United States, including limiting trade with China and/or imposing a tariff on imports from China. In March 2018, President Trump imposed a 25% tariff on steel imports and a

10% tariff on aluminum imports and announced additional tariffs on goods imported from China specifically, as well as certain other countries. The materials subject to these tariffs to date do not constitute a significant percentage of our raw material costs. However, if retaliatory trade measures taken by China or other countries in response to the tariffs cause the cost of our products to increase, we may be required to raise our prices, which may result in the loss of customers and harm to our reputation and operating performance.

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

Borrowings under our new $35 million credit facilty are collateralized by substantially all of our assets excluding our intellectual property. Our credit facility restricts our ability to, among other things:

•	dispose of or sell assets;
•	consolidate or merge with other entities;
•	incur additional indebtedness;
•	create liens on our assets;
•	pay dividends;
•	make investments;
•	enter into transactions with affiliates; and
•	redeem subordinated indebtedness.

These restrictions are subject to certain exceptions. In addition, our credit facility, requires us to comply with certain financial covenants. The operating and financial restrictions and covenants in the credit facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the credit facility which could cause, among other things (unless such default is waived by the lender), all or a portion of the outstanding indebtedness thereunder to become immediately due and payable and subject to an increase by 2% of the interest rate charged during the period of the unremedied breach. In addition, the lender would be able to sell or lease our assets in satisfaction of our outstanding indebtedness.

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

The market price of our common stock has been, and will likely continue to be, volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $5.00 per share, our stock price has fluctuated significantly. In addition to the factors discussed in this Quarterly Report on Form 10‑Q, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Needham & Company, LLC, Oppenheimer & Co. Inc. and Roth Capital Partners, LLC were the underwriters for the offering. Following the sale of 5,192,184 shares in connection with the closing of the initial public offering and the sale of the shares subject to the over-allotment option, the offering terminated. We raised approximately $22.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $1.8 million and other offering expenses of approximately $2.0 million. As of March 31, 2018, we had used substantially all of the aggregate net proceeds from our initial public offering to fund working capital and general corporate requirements in the ordinary course of business. No such payments were made, whether directly or indirectly to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

The information below is reported in lieu of information that would be reported under Items 1.01, 1.02, 2.03 and 3.02 under Form 8-K.

Credit Facility

On May 8, 2018, we entered into a credit agreement dated as of May 8, 2018 (the “Credit Facility”) by and between the lenders from time to time party thereto, Cortland Capital Market Service LLC, as administrative agent for the lenders, and Obsidian Agency Services, Inc., as collateral agent for the secured parties.  The Credit Facility provides for a term loan in an aggregate principal amount of up to $35 million that matures in May 2022. The term loan made pursuant to the Credit Facility bears interest at a rate per annum equal to the sum of the LIBOR rate plus 8.75% per annum. We will make interest-only payments on the principal amount of the Credit Facility through September 2018, and will make principal and interest payments in quarterly installments beginning December 31, 2018.

Our obligations under the Credit Facility are collaterized by a security interest in substantially all of the assets of Adesto and its subsidiaries, subject to certain customary exceptions.

We also have the option to prepay the term loan under the Credit Facility at any time. If we prepay the term loan prior to the one year anniversary of the Credit Facility, we are obligated to pay a prepayment premium equal to (i) the present value of the aggregate amount of interest that would have otherwise been payable from the day of prepayment through the first anniversary of the Credit Facility on the amount prepaid using a discount rate equal to the treasury rate plus 0.50% per annum plus (ii) 2.0% of the principal amount prepaid.  If we prepay the term loan after the first anniversary of the Credit Facility but prior to the second anniversary of the Credit Facility, we are obligated to pay a prepayment premium equal to 2.0% of the amount so prepaid.  If we prepay the term loan after the second anniversary of the Credit Facility but prior to the third anniversary of the Credit Facility, we are obligated to pay a prepayment premium equal to 1.0% of the amount so prepaid.

The Credit Facility contains customary representations and warranties and affirmative and negative covenants.  Among other negative covenants, we may not permit our consolidated revenue leverage ratio or consolidated EBITDA leverage ratio to exceed ratios initially established at 0.53 to 1.00 and 1.50 to 1.00, respectively, subject to adjustment at specified dates in the future.  Additionally, we must maintain a minimum liquidity of $5 million, measured monthly.  The Credit Facility contains customary events of default, including, among others: non-payment of principal, interest, or other amounts when due; provision of false or misleading representations and information; cross-defaults to certain other indebtedness, the Collateral Agent fails to have an enforceable first lien on the collateral; certain undischarged judgments; bankruptcy, insolvency or inability to pay debts; and a change of control of Adesto. Upon the occurrence of any event of default, the interest rate on the borrowings increases by 2.0% and the lenders may declare the loans and the other obligations under the Credit Facility immediately due and payable

Warrants

On May 8, 2018, in connection with the Credit Facility, we entered into a Warrant Purchase Agreement (the “Warrant Agreement”) with each of the lenders to the Credit Facility (the “Warrant Holders”), pursuant to which we issued and sold warrants to purchase an aggregate of 850,000 shares of Adesto common stock to such Warrant Holders (each, a “Warrant”, and collectively, the “Warrants”). Pursuant to the Warrant Agreement, we have agreed to indemnify the Warrant Holders against certain matters, the provisions of which are customary for transactions of this type.

The Warrants have an exercise price of $8.62 per share, subject to certain adjustments, and will be exercisable in accordance with their terms at any time prior to the expiration date of May 8, 2024. The Warrants contain a “cashless exercise feature” that allows the Warrant Holders to exercise such Warrants by surrendering a number of shares underlying the portion of the Warrant being exercised with a fair market value equal to the aggregate exercise price.

Under the terms of the Warrant Agreement, the Warrant Holders have certain participation rights which provide that they may purchase their pro rata portion, based on the number of shares of common stock issuable upon the exercise in full of their Warrant relative to the number of shares of common stock issued and outstanding, of any common stock or new securities that we may issue or sell to any party within ninety days after May 8, 2018.

We issued the Warrants in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. The Warrant Holders acquired the Warrants for investment only and not with a view to or for sale in connection with any distribution of the Warrants or the Warrant Shares thereof, and appropriate legends were affixed to the Warrants. Each investor is an accredited investor and had adequate access to information about Adesto.

Termination of Business Financing Agreement

On May 8, 2018, we terminated the Business Financing Agreement between Adesto, as borrower, and Western Alliance Bank, an Arizona corporation, as lender, dated as of July 7, 2016 and as amended September 29, 2017 (the “Western Alliance Agreement”). In connection with termination and new borrowings under the Credit Facility, we paid off all outstanding borrowings, accrued interest, and fees under the Western Alliance Agreement.

ITEM 6.Exhibits

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a‑14(c) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a‑14(c) and 15d‑14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Number	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adesto Technologies Corporation

Dated: May 10, 2018	By:	/s/ Ron Shelton
Ron Shelton Chief Financial Officer (Principal Financial and Accounting Officer)