Form 10-Q
period 2018-06-30
ADESTO TECHNOLOGIES Corp
filed 2018-08-09
CIK 1395848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2018
Common Stock, $0.0001 par value per share	29,268,482 shares

ADESTO TECHNOLOGIES CORPORATION

QUARTERLY REPORT ON FORM 10‑Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$7,939	$30,078
Accounts receivable, net	17,172	8,668
Inventories	11,448	5,814
Prepaid expenses	1,977	993
Other current assets	50	52
Total current assets	38,586	45,605
Property and equipment, net	8,236	7,183
Intangible assets, net	21,461	7,102
Other non-current assets	1,235	900
Goodwill	34,374	22
Total assets	$103,892	$60,812
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,473	$7,075
Accrued compensation and benefits	2,735	2,614
Accrued expenses and other current liabilities	5,537	2,359
Price adjustments and other revenue reserves	4,404	—
Earn-out liability, current	10,037	—
Line of credit, current	—	1,500
Term loan, current	—	926
Total current liabilities	34,186	14,474
Term loan, non-current	29,361	10,908
Other non-current liabilities	3,221	75
Deferred rent, non-current	2,179	2,404
Deferred tax liability, non-current	1,884	1
Total liabilities	70,831	27,862
Commitments and contingencies (See Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of June 30, 2018 and December 31, 2017; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 21,523,025 and 21,291,833 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in capital	139,275	133,087
Accumulated other comprehensive loss	(212)	(295)
Accumulated deficit	(106,004)	(99,844)
Total stockholders' equity	33,061	32,950
Total liabilities and stockholders’ equity	$103,892	$60,812

(1)	The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue, net	$18,183	$13,412	$33,485	$24,719
Cost of revenue	10,419	6,689	18,541	12,442
Gross profit	7,764	6,723	14,944	12,277
Operating expenses:
Research and development	4,421	3,675	8,086	7,047
Sales and marketing	3,615	2,911	6,367	5,511
General and administrative	3,641	1,673	5,354	3,808
Total operating expenses	11,677	8,259	19,807	16,366
Loss from operations	(3,913)	(1,536)	(4,863)	(4,089)
Other income (expense):
Interest expense, net	(1,181)	(198)	(1,322)	(411)
Other income (expense), net	(1)	(4)	9	14
Total other income (expense), net	(1,182)	(202)	(1,313)	(397)
Loss before provision for income taxes	(5,095)	(1,738)	(6,176)	(4,486)
Provision for (benefit from) income taxes	(37)	13	(16)	40
Net loss	$(5,058)	$(1,751)	$(6,160)	$(4,526)
Net loss per share:
Basic and diluted	$(0.24)	$(0.11)	$(0.29)	$(0.28)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	21,475,913	16,343,248	21,423,710	15,994,703

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(5,058)	$(1,751)	$(6,160)	$(4,526)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	100	(29)	83	(51)
Comprehensive loss	$(4,958)	$(1,780)	$(6,077)	$(4,577)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,160)	$(4,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,163	1,806
Depreciation and amortization	1,062	644
Amortization of intangible assets	981	618
Amortization of debt discount	285	45
Deferred income taxes	(35)	—
Gain on sale of equipment	(18)	—
Changes in assets and liabilities:
Accounts receivable	(8,312)	(2,944)
Inventories	(5,634)	821
Prepaid expenses and other current assets	(109)	(35)
Other non-current assets	—	(134)
Accounts payable	4,423	1,707
Accrued compensation and benefits	121	575
Accrued expenses and other current liabilities	2,388	(81)
Price adjustments and other revenue reserves	4,404	—
Other non-current liabilities	(75)	—
Deferred rent	(225)	(208)
Net cash used in operating activities	(5,741)	(1,712)
Cash flows from investing activities:
Acquisition of property and equipment	(2,104)	(1,659)
Acquisition of S3, net of cash acquired	(34,616)	—
Investment in unconsolidated affiliate	(225)	—
Net cash used in investing activities	(36,945)	(1,659)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions	—	18,364
Proceeds from exercise of stock options and employee stock purchase plan	281	386
Tax withholdings related to net share settlement of restricted stock units	(55)	(62)
Proceeds from revolving line of credit	—	21,457
Payments on revolving line of credit	(1,500)	(21,277)
Proceeds from term loan, net of fees	33,941	—
Payments on term loan	(12,000)	(3,273)
Net cash provided by financing activities	20,667	15,595
Effect of exchange rates on cash and equivalents	(120)	(50)
Net increase (decrease) in cash and cash equivalents	(22,139)	12,174
Cash and cash equivalents - beginning of period	30,078	19,719
Cash and cash equivalents - end of period	$7,939	$31,893
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$793	$389
Supplemental disclosures of non-cash investing and financing information:
Purchase of property and equipment included in accounts payable	$258	$406
Fair value of warrants issued in connection with term loan	$4,799	$—

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

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to complete annual consolidated financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, for any other interim period or for any other future year.

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

Recent Accounting Pronouncements.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 applies to all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees. The amendments in ASU 2018-07 expand the scope of Topic 718, Compensation - Stock Compensation, to include share-based payments transactions to nonemployees. Changes to the accounting for nonemployee awards as a result of ASU 2018-07 include: 1) equity-classified nonemployee share-based payment awards are measured at the grant date, instead of the previous requirement to remeasure the awards through the performance completion date, 2) for awards with performance conditions, compensation cost is recognized when the achievement of the performance condition is probable, rather than upon achievement, and 3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting is eliminated. ASU 2018-07

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

clarifies that Topic 718 does not apply to financing transactions or awards granted to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which the measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company expects that the adoption will not have a material impact on its consolidated financial statements.

In February 2018, FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company expects that the adoption will not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. Instead, an entity should recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the effect of the adoption of this ASU, but anticipates that the adoption will not have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the effect that the adoption of this ASU will have on its consolidated financial statements. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon the adoption of ASU 2016-02, which will increase the total assets and total liabilities that it reports relative to such amounts prior to adoption.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

	Balance as of	Adjustments	Balance as of
	December 31,	Due to	January 1,
	2017	ASC 606	2018
Accounts receivable, net	$8,668	$3,832	$12,500
Price adjustments and other revenue reserves	$—	$(3,832)	$(3,832)

In accordance with the new standard requirements, the disclosure of the impact of adoption on select condensed consolidated balance sheet line items was as follows (in thousands):

	As of June 30, 2018
	As	Balances without	Effect of
	Reported	ASC 606	Change
Accounts receivable, net	$17,172	$12,768	$(4,404)
Price adjustments and other revenue reserves	$4,404	$—	$4,404

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Reclassifications.

Certain reclassifications have been made to prior periods’ condensed consolidated financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported total assets, stockholders’ equity or net loss.

Use of Estimates.

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate those estimates, including those related to allowances for doubtful accounts, price adjustments and other revenue reserves, warranty accrual, inventory write-downs, valuation of long-lived assets, including property and equipment and identifiable intangible assets and goodwill, loss on purchase commitments, valuation of deferred taxes and contingencies. In addition, we use assumptions when employing the Black-Scholes option-pricing model to calculate the fair value of stock options granted and Monte Carlo simulation techniques to value certain restricted stock units with market-based vesting conditions. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates.

Product Warranty.

Our products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During the year ended December 31, 2015, we recorded $250,000 for a specific potential warranty claim. During the years ended December 31, 2017 and 2016, $185,000 and $41,000, respectively, has been incurred relating to this potential warranty claim and during the year ended December 31, 2017 we recorded $27,000 for an additional potential warranty claim. As of June 30, 2018 and December 31, 2017, the warranty accrual was $51,000 and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. Net gains and losses from foreign currency translation of assets and liabilities were a gain of $100,000 and a loss of $29,000 for the three months ended June 30, 2018 and 2017, respectively, and a gain of $83,000 and a loss of $51,000 for the six months ended June 30, 2018 and 2017, respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive loss, net of tax, a component of stockholders’ equity. Net gains and losses arising from transactions denominated in currencies other than the functional currency were losses of $2,000 and $5,000 for the three months ended June 30, 2018 and 2017, respectively, and a loss of $10,000 and a gain of $8,000 for the six months ended June 30, 2018 and 2017, respectively, and are included in other expense, net in the condensed consolidated statements of operations.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. As a result of our favorable collection experience and customer concentration, there was no allowance for doubtful accounts as of June 30, 2018 and December 31, 2017.

Customer concentrations as a percentage of revenue, net were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Customer A	26%	18%	22%	18%
Customer B	*	10%	*	10%

*less than 10%

Customer concentrations as a percentage of gross accounts receivable were as follows:

	June 30,	December 31,
	2018	2017
Customer A	29%	31%

*less than 10%

Note 2. Acquisition.

On May 9, 2018, we acquired 100% of the issued capital of S3 Asic Semiconductors Limited, a private company limited by shares and incorporated in Ireland (“S3”), pursuant to the Share Purchase Agreement dated May 9, 2018 (the “Agreement”). S3 is headquartered in Ireland and its subsidiaries are in the United States, Portugal and the Czech Republic. S3 and its subsidiaries are engaged in the business of providing advanced mixed signal semiconductor devices and intellectual property to customers in the industrial and communications markets. The aggregate consideration was approximately $35.0 million in cash and contingent consideration in the form of a $15.0 million earn-out. The earn-out is based on achievement of certain milestones through 2019, including minimum total revenue targets, revenue derived from sales of semiconductor devices and new customer engagements with minimum value thresholds.

The assets and liabilities of S3 were recorded in our condensed consolidated balance sheet as of the acquisition date, at their respective fair values. Fair value is estimated based on one or a combination of income, cost and/or market approaches, as determined based on the nature of the asset or liability, and the level of inputs available. With respect to assets and liabilities, the determination of fair value requires management to make subjective judgments as to projections of future operating performance, the appropriate discount rate to apply, long-term growth rates, etc., which affect the amounts recorded in the purchase price allocation. The excess of the consideration transferred over the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected continued growth and development of S3. The purchase price allocation that follows is based on these estimated fair values of assets acquired and liabilities assumed. We will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date).

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the fair values of assets acquired and liabilities assumed (in thousands):

Cash	$267
Accounts receivable	192
Other current assets	883
Property and equipment, net	191
Intangible assets	15,340
Goodwill	34,352
Accounts payable	(37)
Deferred revenue	(129)
Earn-out liability, current	(10,218)
Other current liabilities	(761)
Deferred tax liability	(1,918)
Earn-out liability, non-current	(3,279)
Fair value of net assets acquired	$34,883

Intangible assets reflect the following:

	Fair Value	Useful Life (in Years)
Customer relationships	$12,880	7
Contract backlog	210	0.5
Developed technology	1,080	5
Non-compete agreements	380	2
Trademarks	790	12
Total	$15,340

Note 3. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accounts receivable	$17,172	$12,500
Allowance for SSDs, price protection, rights of return and other activities	—	(3,832)
Total accounts receivable, net	$17,172	$8,668

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of June 30, 2018 we have no allowance for doubtful accounts on any of our accounts receivable.

Inventories.

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$1,383	$2,213
Work-in-process	7,063	2,408
Finished goods	3,002	1,193
Total inventories	$11,448	$5,814

For the three months ended June 30, 2018 and 2017, we realized a benefit of $0.4 million and $0.2 million, respectively, from the sales of previously reserved products.

For the six months ended June 30, 2018 and 2017, we realized a benefit of $0.8 million and $0.6 million, respectively, from the sales of previously reserved products.

Inventory write-downs were primarily associated with products built in excess of customer demand which resulted in excess inventory levels, legacy products for which no demand exists and lower of cost or net realizable value write-downs associated with Conductive Bridging Random Access Memory (“CBRAM”) products for which costs exceeded net realizable value.

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Machinery and equipment	$10,900	$9,457
Leasehold improvements	4,252	4,252
Computer software	675	675
TowerJazz license	350	350
Furniture and fixtures	192	83
Construction in progress	1,301	1,301
Property and equipment, at cost	17,670	16,118
Accumulated depreciation and amortization	(9,434)	(8,935)
Property and equipment, net	$8,236	$7,183

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

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2018 was $0.6 million and $1.1 million, respectively.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2017 was $0.3 million and $0.6 million, respectively

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued sales commission payable	$291	$310
Accrued manufacturing expenses	956	265
Deferred rent, current portion	439	422
Liabilities to certain customers	818	468
Accrued professional services	1,029	94
Other accrued liabilities	2,004	800
Total accrued expenses and other current liabilities	$5,537	$2,359

Note 4. Fair Value Measurements.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
As of June 30, 2018
Assets:
Money market funds	$5,523	$—	$—	$5,523

As of December 31, 2017
Assets:
Money market funds	$11,501	$—	$—	$11,501

As of June 30, 2018 and December 31, 2017, we had no financial liabilities measured at fair value on a recurring basis.

Note 5. Intangible Assets, net.

In 2012, in connection with our purchase of the serial flash memory product line assets from Atmel Corporation, we recorded $16.4 million of intangible assets.

In connection with the acquisition of S3 (Note 2), we recorded $15.3 million of intangible assets.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets, net were as follows (in thousands):

		June 30, 2018
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	10	$4,282	$2,463	$1,819
Developed technology	5	1,080	31	1,049
Customer relationships	12	9,011	4,318	4,693
Customer relationships	7	12,880	264	12,616
Customer backlog	1	2,779	2,779	—
Contract backlog	0.5	210	60	150
Non-compete agreement	5	282	282	—
Non-compete agreement	2	380	27	353
Trademarks	12	790	9	781
Total intangible assets subject to amortization		$31,694	$10,233	$21,461

		December 31, 2017
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	10	$4,282	$2,249	$2,033
Customer relationships	12	9,011	3,942	5,069
Customer backlog	1	2,779	2,779	—
Non-compete agreement	5	282	282	—
Total intangible assets subject to amortization		$16,354	$9,252	$7,102

We recorded amortization expense related to the acquisition-related intangible assets as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expense category:
Research and development	$138	$121	$244	$243
Sales and marketing	521	188	709	375
General and administrative	28	—	28	—
Total	$687	$309	$981	$618

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The estimated future amortization expense of acquisition-related intangible assets subject to amortization after June 30, 2018 is as follows (in thousands):

Year Ended December 31,
2018 (remaining 6 months)	$1,895
2019	3,491
2020	3,368
2021	3,301
2022	3,194
Thereafter	6,212
Total	$21,461

Note 6. Investment in Unconsolidated Affiliates.

During 2017 and 2016, we made investments in Semitech Semiconductor Pty. Ltd., an Australian corporation (“Semitech”), as part of a license and development agreement dated April 16, 2016. Semitech has developed Narrowband-Power Line Communications (“N-PLC”) products and market knowledge in the N-PLC devices space and plans to sell its products into the smart grid, solar, smart lighting and industrial space. Investments during 2016 through June 14, 2017 were recorded as notes receivable. On June 15, 2017, $0.4 million of notes receivable and accrued interest were converted into 233,335 shares of preferred stock in Semitech. In June 2018, we converted $0.5 million of notes receivable and accrued interest into 312,076 shares of preferred stock in Semitech. This investment is recorded at cost in other non-current assets on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. As of June 30, 2018, we no longer held any investments in notes receivable in Semitech. As of December 31, 2017, we held $0.2 million of notes receivable which were classified in other non-current assets on the condensed consolidated balance sheets.

Note 7. Borrowings.

Western Alliance Bank Term Loan.

The Company was a party to that certain Business Financing Agreement dated July 7, 2016 and that certain Second Business Financing Modification Agreement, dated September 29, 2017, by and between Western Alliance Bank and the Company (“Credit Facility”). The Credit Facility provided for (i) a term loan of up to $18.0 million (the “Term Loan”) and (ii) a revolving credit line advance (the “Line of Credit”) in the aggregate amount of the lower of (x) $5.0 million and (y) 80% of certain of the Company’s receivables. The Term Loan bore interest at a rate per annum equal to the greater of the prime rate or 3.5%, plus 0.75% and was scheduled to mature in June 2019.  The Line of Credit bore interest at a rate per annum equal to the greater of the prime rate or 3.5% plus 0.50%), and was scheduled to mature in July 2018. We made interest-only payments on the Term Loan from July 2016 through September 2016 and began making interest payments and principal payments in 33 equal monthly installments starting October 2016. Prior to the Amendment, the Credit Facility provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. We paid a facility fee of $150,000 as well as a $25,000 diligence fee upon entry into the Credit Facility and an additional $10,000 on July 7, 2017. Additional fees of $25,000 were incurred in connection with the amendment. These fees were recorded as a debt discount and were amortized over the life of the agreement.

Borrowings of $12.0 million under this facility were repaid in full in May 2018. In connection with the repayment of this facility, the remaining unamortized debt discount of $66,000 was recorded as interest expense in the condensed consolidated statements of operations.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cortland Capital Market Services LLC Term Loan.

One May 8, 2018, we entered into a credit agreement with Cortland Capital Market Services LLC (“Cortland”) (“Credit Agreement”). The Credit Agreement provides for a 1st lien senior secured term loan of $35.0 million (“Term Loan”). The Term Loan bears interest at a rate per annum equal to the sum of the Libor Rate (2.35% on June 30, 2018) plus 8.75% and is payable in consecutive quarterly installments starting December 31, 2018. The Term Loan is scheduled to mature May 8, 2022.  The Credit Agreement provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions.

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including maximum consolidated leverage ratios and minimum liquidity. Upon an occurrence of an event of default, under the Credit Facility we could be required to pay interest on all outstanding obligations under the agreement at a rate of 2% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement.

In connection with the Credit Agreement, Cortland received a warrant to purchase 850,000 shares of common stock at an exercise price of $8.30 and a term of six years. In addition, we paid financing costs of $1.1 million. The financing costs and the value of the warrant, $4.8 million, were recorded as a debt discount and are being amortized over the life of the Credit Agreement. Amortization of debt discount was $0.2 million for the three and six months ended in June 30, 2018.

Outstanding borrowings consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Term loan, current	$—	$926
Term loan, non-current	29,361	10,908
Line of credit	—	1,500
Total	$29,361	$13,334

Future repayments on outstanding borrowings (excluding unamortized discount of $5.6 million as of June 30, 2018) are as follows (in thousands):

Year Ended December 31,
2018 (remaining 6 months)	$292
2019	1,750
2020	1,750
2021	1,750
2022	29,458
$35,000

Interest expense incurred under our borrowings was $1.2 million and $1.4 million for the three and six months ended June 30, 2018, respectively.

Interest expense incurred under our borrowings was $0.2 million and $0.4 million for the three and six months ended June 30, 2017, respectively.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Segment Information.

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

Product revenue from customers is disaggregated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
United States	$5,517	$2,713	$8,219	$5,522
Rest of Americas	150	70	285	131
Europe	3,335	2,142	6,621	4,010
Asia Pacific	9,088	8,340	18,213	14,811
Rest of world	93	147	147	245
Total	$18,183	$13,412	$33,485	$24,719

Long-lived assets are attributed to the geographic region were they are located. Long-lived assets by geographic region were as follows (in thousands):

	June 30,	December 31,
	2018	2017
United States	$5,021	$5,424
Asia Pacific	2,341	1,759
Europe	874	—
Total property and equipment, net	$8,236	$7,183

Note 9. Commitments and Contingencies.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Pursuant to the lease, monthly base rental payments due under the lease were approximately $93,000 per month between August 1, 2016 and February 27, 2017, with annual increases of approximately 3% thereafter. The Company must also pay for certain other operating costs under the lease, including operating expenses, taxes, assessments, insurance, utilities, securities and property management fees. Peterson Ridge LLC is obligated to reimburse the Company for up to approximately $2.5 million of the Company’s out-of-pocket costs associated with any tenant improvements, as defined in the lease. The Company was reimbursed for this amount during the year ended December 31, 2016. As of June 30, 2018 and December 31, 2017, the Company recorded a lease incentive obligation of $1.8 million and $2.0 million, respectively, in deferred rent on the condensed consolidated balance sheets.

Rent expense under operating leases was $0.5 million and $0.8 million for the three and six months ended June 30, 2018, respectively.

Rent expense under operating leases was $0.3 million and $0.5 million for the three and six months ended June 30, 2017, respectively

				3
	Total	2018	2019	2020	2021	2022	Thereafter
	(in thousands)
Operating leases	$8,033	$960	$1,742	$1,746	$1,467	$1,325	$793

Purchase Commitments.

As of June 30, 2018, we had purchase commitments with our third-party foundries of $3.4 million due within one year, $0.2 million for a licensing and development agreement, and $0.4 million in conjunction with an agreement with TowerJazz Panasonic Semiconductor Company.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We are authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share as of June 30, 2018 and December 31, 2017. Each holder of common stock is entitled to one vote per share. As of June 30, 2018, no dividends have been declared by the Board of Directors, however, the holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors.

We completed a follow-on offering of our common stock in June 2017. We sold 5,000,000 shares, including 625,000 shares upon exercise of the underwriters’ option to purchase additional shares. The shares were sold at a public offering price of $4.00 per share for net proceeds of $18.4 million to us, after deducting underwriting discounts, commissions and offering expenses.

Common Stock Reserved for Future Issuance.

As of June 30, 2018 and December 31, 2017, we had reserved shares of common stock for future issuances as follows:

	June 30,	December 31,
	2018	2017
Warrants to purchase common stock	1,239,423	389,423
Stock option plan:
Options outstanding	1,717,644	1,560,453
Restricted stock units outstanding	913,781	509,894
Shares available for future grants/RSU grants	666,020	580,827
Shares available for ESPP	432,699	275,587
Total	4,969,567	3,316,184

Common Stock Warrants.

In connection with the Credit Agreement (Note 7), the Company issued Cortland a warrant to purchase 850,000 shares of common stock at an exercise price of $8.30 per share with a term of six years. The grant date fair value of the warrant was approximately $4.8 million which was recorded as a debt discount and is being amortized over the life of the Credit Agreement. The fair value of the warrant was determined using the Black-Scholes Model based on the following assumptions: common stock price on date of grant of $8.70, dividend yield of 0%, volatility of 69.73%, a risk-free interest rate 2.87% and a term of 6 years.

The following common stock warrants were outstanding as of June 30, 2018:

Total amount of securities issuable
under the outstanding warrants	Exercise Price	Issuance Date	Expiration Date
74,141	$30.35	2012-2013	2019
315,282	$2.38	2014-2015	2022-2024
850,000	$8.30	2018	2024
1,239,423	$8.11

Common stock warrants are exercisable at the option of the holder any time after the date of issuance into shares of our common stock. During 2017, common stock warrants with an aggregate 7,378 shares of issuable common

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

A summary of stock option and RSUs (including performance-based RSU) activity under the 2007 Plan and the 2015 Equity Incentive Plan is as follows:

	Stock Options
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2015	796,356	2.49	6.5	$4,157
Granted	230,200	3.38
Exercised	(13,112)	1.80
Canceled	(21,549)	3.73
Outstanding as of December 31, 2016	991,895	2.68	6.3	$161
Granted	835,480	4.30
Exercised	(230,123)	1.92
Canceled	(36,799)	4.16
Outstanding as of December 31, 2017	1,560,453	3.63	7.6	$4,632
Granted	288,915	8.28
Exercised	(85,750)	2.57
Canceled	(45,974)	3.07
Outstanding as of June 30, 2018	1,717,644	$4.48	7.8	$6,841
Options vested and expected to vest as of June 30, 2018	1,631,709	$4.40	7.8	$6,629
Options vested and exercisable as of June 30, 2018	830,839	$3.24	6.6	$4,356

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Restricted Stock Units
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2015	874,508	$5.95	1.8	$6,742
Granted	69,414	4.82
Released	(438,086)	5.95
Forfeited/expired	(14,882)	5.70
Outstanding as of December 31, 2016	490,954	5.80	0.5	$908
Granted	541,513	2.88
Released	(497,009)	5.64
Forfeited/expired	(25,564)	5.98
Outstanding as of December 31, 2017	509,894	2.84	1.4	$3,288
Granted	523,539	7.84
Released	(119,652)	3.05
Forfeited/expired	—	—
Outstanding as of June 30, 2018	913,781	$5.67	1.6	$7,674

Note 11. Stock-based Compensation.

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

Volatility. We determine volatility based on the historical stock volatility of our publicly traded stock.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Volatility	69%	85%	69%	86%
Expected dividend yield	—	—	—	—
Risk-free rate	2.89%	2.07%	2.86%	2.15%
Expected term (in years)	6	6	6	6

The weighted-average grant date fair value of the options granted under the 2015 Equity Incentive Plan as calculated using the Black-Scholes option-pricing model was $5.40 and $5.28 per share for the three and six months ended June 30, 2018, respectively.

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

On April 1, 2018, our compensation committee granted 102,283 RSUs that do not begin vesting unless certain performance goals are met. Vesting will not begin unless the stock performance goals are met and the number of shares eligible to begin vesting are based on Adesto’s share performance as compared to the Russell 2000 stock index which is the performance threshold established by the compensation committee. The evaluation period for the stock performance is from April 2, 2018 through March 31, 2019. Vesting would begin on the one-year anniversary of the grant date with 20% of the shares vesting immediately and the remaining 80% of the shares vesting over the next eight quarters. As a result of these performance-based vesting conditions we valued these RSUs using Monte Carlo simulation techniques to establish a fair value per share of $4.92 at the time of grant.

The following table presents the effects of stock-based compensation for stock options, RSUs (including performance-based RSUs), and ESPP purchase rights (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$48	$30	$73	$51
Research and development	247	309	430	564
Sales and marketing	172	215	276	382
General and administrative	253	428	384	809
Total	$720	$982	$1,163	$1,806

Stock-based compensation expense capitalized to inventories was not material during the three and six months ended June 30, 2018 and 2017.

We did not realize any income tax benefit from stock option exercises in any of the periods presented due to recurring losses and valuation allowances.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of June 30, 2018, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $2.8 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.9 years.

As of June 30, 2018, the total unrecognized compensation cost related to RSUs (including performance-based RSUs) and ESPP purchase rights was $4.2 million and $22,000, respectively, and these amounts are expected to be recognized over 2.7 years and 0.1 years, respectively.

Note 12. Income Taxes.

We recorded a benefit from and provision for income tax of $37,000 and $13,000, respectively, for the three months ended June 30, 2018 and 2017, respectively, and a benefit from and provision for income tax of $16,000 and $40,000, respectively, for the six months ended June 30, 2018 and 2017, respectively. The income tax provision is comprised of estimates of current and deferred taxes in domestic and foreign jurisdictions. The income tax provision reflects tax expense associated with foreign taxes, state income tax, uncertain tax positions and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. The decrease in the tax provision between 2018 and 2017 is primarily due to a deferred tax benefit associated with our foreign deferred tax liability.

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

As of June 30, 2018, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period that such determination is made.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of June 30, 2018.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss and credit carryforwards, our income tax returns generally remain subject to examination by federal, state and international authorities.

Note 13. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	1,717,644	1,623,371	1,717,644	1,623,371
Restricted stock units	913,781	404,136	913,781	404,136
Common stock warrants	1,239,423	765,685	1,239,423	765,685
	3,870,848	2,793,192	3,870,848	2,793,192

Note 14. Related Party Transactions.

The Company purchases certain wafers from Altis Semiconductor S.N.C., which was acquired by X-FAB Silicon Foundries, a stockholder of the Company, in 2016. We made no payments to X-Fab Silicon Foundries during the three and six months ended June 30, 2018 and 2017. As of June 30, 2018 and December 31, 2017, there were no invoices included within accounts payable on the condensed consolidated balance sheets.

Note 15. Subsequent Events.

We completed a follow-on offering of our common stock in July 2018. We sold 7,705,000 shares, including 1,005,000 shares upon exercise of the underwriters’ option to purchase additional shares. The shares were sold at a public offering price of $6.00 per share for net proceeds of approximately $43.0 million to us, after deducting underwriting discounts, commissions and offering expenses.

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

Overview

We are a leading provider of innovative, application-specific semiconductors that provide the key building blocks of Internet of Things, or IoT, edge devices operating on networks worldwide. Our broad portfolio of semiconductor and embedded technologies are optimized for connected IoT devices used in industrial, consumer, communications and medical applications. Through expert design, systems expertise and proprietary intellectual property, we enable our customers to differentiate their systems where it matters most for IoT: longer battery life, greater reliability, integrated intelligence and lower cost. Our product portfolio includes analog, digital and non-volatile memory, or NVM, technologies delivered in the form of standard products, application-specific integrated circuits, or ASICs, and intellectual property, or IP, cores.

Our revenue is primarily derived from the sale of our NVM products, specifically our serial flash memory products, which represented substantially all of our revenue for the six months ended June 30, 2018. In recent years, we have invested in developing and commercializing new flash memory products that are well suited for low-power, high-growth applications. In 2013, we introduced the first of our next-generation DataFlash and Fusion Serial Flash products. Revenue from our next-generation NVM products were $16.2 million and $13.3 million for the three months ended June 30, 2018 and 2017, respectively. With acquisition of S3 Asic Semiconductors Limited in May 2018, we expanded our product offering and began selling analog, mixed-signal and radio frequency ASICs and IP blocks, and managing the supply of high-quality devices to our customers.  During the three month ended June 30, 2018, S3 revenues were approximately $2 million.  Additionally, we are continuing to focus on developing products based on Conductive Bridging RAM, or CBRAM. We believe products based on this technology have the potential to contribute to our long-term growth and thus we continue to invest our resources into developing and enhancing our families of CBRAM-based products, although revenue associated with these products has not been material to date.

For the six months ended June 30, 2018, our products were sold to more than 500 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 73% and 72% of our revenue from distributors in each of the six months ended June 30, 2018 and 2017, respectively. Sales to three distributors generated approximately 36% and 38% of our revenue during the six months ended June 30, 2018 and 2017, respectively. Additionally, we derived approximately 75% and 78% of our revenue internationally during the six months ended June 30, 2018 and 2017, respectively, the majority of which was recognized in the Asia Pacific, or APAC, region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped.

We employ a fabless manufacturing strategy and use market-leading suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy significantly reduces the capital investment that would otherwise by required to operate manufacturing facilities of our own.

Recent Developments

Proposed Acquisition of Echelon Corporation

On June 28, 2018, we entered into an agreement and plan of merger with Echelon Corporation, under which we agreed to acquire Echelon through a merger of a wholly owned subsidiary of ours with Echelon. Following the merger, Echelon will be our wholly owned subsidiary. Under the merger agreement, at the closing of the proposed acquisition all outstanding equity securities of Echelon will be converted into the right to receive an aggregate amount of approximately $44.1 million in cash. The Echelon acquisition is expected to close in the third quarter of 2018, subject to satisfaction of customary closing conditions, including approval by holders of a majority of Echelon's outstanding common stock.

Follow-On Offering

We completed a follow-on offering of our common stock in July 2018. We sold 7,705,000 shares, including 1,005,000 shares upon exercise of the underwriters’ option to purchase additional shares. The shares were sold at a public offering price of $6.00 per share for net proceeds of approximately $43.0 million to us, after deducting underwriting discounts, commissions and offering expenses.

Factors Affecting Our Performance

Product adoption in new markets and applications. We optimize our products to meet the technical requirements of the emerging IoT market. The growth in the IoT market is dependent on many factors, most of which are outside of our control. Should the IoT market not develop or develop more slowly, our financial results could be adversely affected.

Ability to attract and retain customers that make large orders. In 2017, our products were sold to more than 500 end customers, of which approximately 50 generated more than half our revenue. One end customer accounted for 10% or more of our revenue in 2016. No end customer accounted for 10% or more of our revenue in 2017 or the first six months of 2018. While we expect the composition of our customers to change over time, our business and operating results will depend on our ability to continually target new and retain existing customers that make large orders, particularly those in growth markets which are less dependent on macroeconomic conditions.

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system cost of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements and qualified our NVM device for their products. The number of our design wins has grown from 135 in

2015 to 296 in 2016 and to 417 in 2017. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends. We had 285 new design wins during the first six months of 2018.

Pricing, product cost and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, manufacturing yields and inventory write downs, if any. In general, newly introduced products and products with higher performance and more features tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. In the normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. More recently, certain of our suppliers have increased costs although such increase did not have a material impact on our results of operations for the six months ended June 30, 2018. If we are unable to maintain overall average selling prices or offset any declines in average selling prices with realized savings on product costs, our gross margin will decline.

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

Components of Our Results of Operations

Revenue

During the first six months of 2018 we derived more than 90% of our revenue through the sale of our NVM products to OEMs and ODMs, primarily through distributors. We generated 73% and 72% of our revenue from distributors in each of the six months ended June 30, 2018 and 2017, respectively. We derived approximately 6% of our revenue from the operations of S3 during the first six months of 2018. Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We sell the majority of our products to distributors and generally recognize revenue when we ship the product directly to the distributors since title and risk of loss transfers at that time.

Because our distributors market and sell their products worldwide, our revenue by geographic location is not necessarily indicative of where our customers’ product sales and design win activity occur, but rather of where their manufacturing operations occur.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs paid to our third-party manufacturers for wafer fabrication, assembly and testing of our NVM products, write-downs of inventory for excess and obsolete inventories including write-downs of inventory for products based on CBRAM technology and accruals for future losses on CBRAM wafer purchase commitments to the extent our costs exceed the market price for such products. To a lesser extent, cost of revenue also includes depreciation of test equipment and expenses relating to manufacturing support activities, including personnel-related costs, logistics and quality assurance and shipping. Cost of revenue for S3 is driven primarily by personnel-related costs.

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

Provision for (benefit from) Income Taxes

Provision for (benefit from) income taxes consists primarily of U.S. federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future.

Comparison of the Three and Six months ended June 30, 2018 and 2017 (in thousands, except percentage data):

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Revenue, net	$18,183	$13,412	4,771	36%	$33,485	$24,719	8,766	35%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue by geography:
United States	30%	20%	25%	22%
Europe	18%	16%	20%	16%
Asia Pacific	50%	62%	54%	60%
Rest of world	2%	2%	1%	2%

Revenue increased by $4.8 million, or 36%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase was due primarily to higher sales of standard memory products to Tier 1 OEM customers and the contribution of revenues of approximately $2.0 million from S3 during the quarter. These increases were partially offset by slower than expected sales for our DataFlash-L products, which are designed for smart home application markets and carry relatively higher gross margin than our other memory products.

Revenue increased by $8.8 million, or 35%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was due primarily to an increase in unit shipments from our FusionFlash, Standard Flash and DataFlash products along with the contribution of revenue of approximately $2.0 million from S3 during the quarter. These increases were partially offset by slower than expected sales from our DataFlash-L products.

Cost of Revenue and Gross Margin

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Cost of revenue	$10,419	$6,689	$3,730	56%	$18,541	$12,442	$6,099	49%
Gross Profit	7,764	6,723	1,041	15%	14,944	12,277	2,667	22%
Gross Margin	43%	50%			45%	50%

Cost of revenue increased by $3.7 million, or 56%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. This increase was due primarily to increased unit shipments along with incremental cost of revenue incurred as a result of our May 2018 acquisition of S3.

Cost of revenue increased by $6.1 million, or 49%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was due primarily to a 34% increase in unit shipments along with incremental cost of revenue incurred as a result of our May 2018 acquisition of S3.

Our gross margin percentage decreased from 50% to 43% for the three months ended June 30, 2018 and from 50% to 45% for the six months ended June 30, 2018 primarily due to product mix impacts as we generated a higher proportion of our revenues from sales to Tier 1 OEM customers of Standard Flash memory products which generally carry lower gross margins than our other memory products.

Gross profit increased by $1.0 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 due primarily to an increase in unit shipments along with gross profit generated from our S3 business.

Gross profit increased by $2.7 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due primarily to an increase in unit shipments along with gross profit generated from our S3 business.

Operating Expenses

	Three Months Ended				Six months ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Operating expenses:
Research and development	$4,421	$3,675	$746	20%	$8,086	$7,047	$1,039	15%
Sales and marketing	3,615	2,911	704	24	6,367	5,511	856	16
General and administrative	3,641	1,673	1,968	118	5,354	3,808	1,546	41
Total operating expenses	$11,677	$8,259	$3,418	41%	$19,807	$16,366	$3,441	21%

Research and Development. Research and development expense increased by $0.7 million, or 20%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase was due primarily to a $0.1 million increase in rental and facilities costs, a $0.2 million increase in depreciation and amortization expense, and a $0.4 million increase in materials and outside services

Research and Development. Research and development expense increased by $1.0 million, or 15%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was due primarily to a $0.1 million increase in rental and facilities costs, a $0.2 million increase in personnel-related costs, a $0.3 million increase in depreciation and amortization expense, and a $0.4 million increase in materials and outside services.

Sales and Marketing. Sales and marketing expense increased by $0.7 million, or 24% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase was due primarily to a $0.3 million increase in personnel-related costs, a $0.3 million increase in depreciation and amortization expense, and a $0.1 million increase in rental and facilities costs.

Sales and Marketing. Sales and marketing expense increased by $0.9 million, or 16% for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was due primarily to a $0.2 million increase in personnel-related costs, a $0.3 million increase in depreciation and amortization expense, a $0.2 million increase in materials and outside services, and a $0.1 million increase in marketing and trade show expenses.

General and Administrative. General and administrative expenses increased by $2.0 million, or 118%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase was due primarily to acquisition costs related to both the S3 acquisition and our proposed acquisition of Echelon.

General and Administrative. General and administrative expenses increased by $1.5 million, or 41%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was due primarily to acquisition costs related to both the S3 acquisition and our proposed acquisition of Echelon, partially offset by a $0.5 million decrease in personnel-related costs.

Other Income (Expense), Net

	Three Months Ended				Six months ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Interest expense, net	$(1,181)	(198)	$983	496%	$(1,322)	(411)	$911	222%
Other income (expense), net	(1)	(4)	(3)	(75)	9	14	(5)	(36)
Total other income (expense), net	$(1,182)	$(202)	$980	485%	$(1,313)	$(397)	$916	231%

Interest expense, net increased by approximately $1.0 million during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, primarily due to interest of $0.7 million and amortization of debt discount $0.2 million as we increased our level of indebtedness during the three months ended June 30, 2018 in connection with the S3 acquisition.

Interest expense, net increased by approximately $0.9 million during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to interest of $0.7 million and amortization of debt discount $0.2 million as we increased our level of indebtedness during the three months ended June 30, 2018 in connection with the S3 acquisition.

Other income (expense), net decreased by approximately $3,000 during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 due primarily to a decrease in foreign currency transaction charges.

Other income (expense), net decreased by approximately $5,000 during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 due primarily to a decrease in foreign currency transaction charges.

Provision for (benefit from) Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2018	2017	$	%	2018	2017	$	%
Provision for (benefit from) income taxes	$(37)	$13	$(50)	(385)%	$(16)	$40	$(56)	(140)%

Provision for income taxes decreased by $50,000 during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease was due primarily to a reduction in tax expense related to our foreign subsidiaries as well as a reduction in benefits related to deferred taxes in the United States.

Provision for income taxes decreased by $56,000 during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease was due primarily to a reduction in tax expense related to our foreign subsidiaries as well as a reduction in benefits related to deferred taxes in the United States.

Liquidity and Capital Resources

Our principal source of liquidity as of June 30, 2018 consisted of cash and cash equivalents of $7.9 million. Our outstanding borrowings under our new credit facility as of June 30, 2018 were $35.0 million. Substantially all of our cash and cash equivalents are held in the United States.

After giving effect to our receipt of net proceeds of approximately $43.0 million from our July 2018 follow-on offering of our common stock in July 2018, we believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs, including payment of the merger consideration in connection with our proposed acquisition of Echelon, over the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017
Cash flows used in operating activities	$(5,741)	$(1,712)
Cash flows used in investing activities	(36,945)	(1,659)
Cash flows provided by financing activities	20,667	15,595

Cash Flows from Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs, investments in research and development and sales and marketing, and procurement of inventory. Net cash used in operating activities for the periods presented consisted of net losses adjusted for certain noncash items and changes in working capital. Within changes in working capital, changes in accounts receivable, inventory and accounts payable generally account for the largest adjustments, as we typically use more cash to fund accounts receivable and build inventory as our business grows. Increases in accounts payable typically provides more cash as we do more business with our contract foundries and other third parties, depending on the timing of payments.

During the six months ended June 30, 2018, cash used in operating activities was approximately $5.7 million and was due primarily to a net loss of $6.2 million, partially offset by non-cash charges of $1.2 million related to stock-based compensation expense, $1.1 million related to depreciation and amortization, $1.0 million related to the amortization of intangible assets, and an increase in our net assets and liabilities of $3.0 million. The increase in net assets and liabilities is due primarily to an increase in accounts receivable of $8.3 million, an increase in inventories of $5.6 million, an increase in prepaid expenses and other current assets of $0.1 million, a decrease in deferred rent of $0.2 million, partially offset by an increase in price adjustments and other revenue reserves of $4.4 million and an increase in accounts payable, accrued compensation and other accrued expenses of $6.9 million.

During the six months ended June 30, 2017, cash used in operating activities was approximately $1.7 million and was due primarily to a net loss of $4.5 million, partially offset by non-cash charges of $1.8 million related to stock-based compensation expense, $0.6 million related to depreciation and amortization, $0.6 million related to amortization of intangible assets, and an increase in our net assets and liabilities of $0.3 million. The increase in assets and liabilities is due primarily to an increase in accounts receivable of $2.9 million, partially offset by an increase in accounts payable and accrued compensation of $2.3 million, a decrease in deferred rent of $0.2 million and an increase in prepaid expenses and other assets of $0.2 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2018, cash used in investing activities was $36.9 million and was due to our purchase of all the assets of S3 for $34.6 million, purchases of property and equipment of $2.1 million and an investment in the notes receivable of Semitech for $0.2 million.

During the six months ended June 30, 2017, cash used in investing activities was $1.6 million and was due primarily to purchases of equipment and investments in leasehold improvements related to our headquarters facility in Santa Clara.

Cash Flows from Financing Activities

During the six months ended June 30, 2018, cash provided by financing activities was $20.7 million and was due primarily to proceeds from a term loan, net of fees, of $33.9 million and proceeds from the exercise of stock options and our employee stock purchase plan of $0.3 million offset in part by repayment of our line of credit and term loan with Western Alliance Bank of $13.5 million.

During the six months ended June 30, 2017, cash provided by financing activities was $15.6 million and was due primarily to proceeds from a follow-on offering of our common stock of $18.4 million, net of fees, proceeds from exercise of stock options and our employee stock purchase plan of $0.4 million, and by net proceeds from our line of credit of $0.2 million. These proceeds were offset in part by repayments on our term loan of $3.3 million.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purpose.

Credit Facility

Western Alliance Bank Term Loan.

The Company was a party to that certain Business Financing Agreement dated July 7, 2016 and that certain Second Business Financing Modification Agreement, dated September 29, 2017, by and between Western Alliance Bank and the Company (“Credit Facility”). The Credit Facility provided for (i) a term loan of up to $18.0 million (the “Term Loan”) and (ii) a revolving credit line advance (the “Line of Credit”) in the aggregate amount of the lower of (x) $5.0 million and (y) 80% of certain of the Company’s receivables. The Term Loan bore interest at a rate per annum equal to the greater of the prime rate or 3.5%, plus 0.75% and was scheduled to mature in June 2019.  The Line of Credit bore interest at a rate per annum equal to the greater of the prime rate or 3.5% plus 0.50%), and was scheduled to mature in July 2018. We made interest-only payments on the Term Loan from July 2016 through September 2016 and began making interest payments and principal payments in 33 equal monthly installments starting October 2016. Prior to the Amendment, the Credit Facility provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. We paid a facility fee of $150,000 as well as a $25,000 diligence fee upon entry into the Credit Facility and an additional $10,000 on July 7, 2017. Additional fees of $25,000 were incurred in connection with the amendment. These fees were recorded as a debt discount and were amortized over the life of the agreement.

Borrowings of $12.0 million under this facility were repaid in full in May 2018. In connection with the repayment of this facility, the remaining unamortized debt discount of $66,000 was recorded as interest expense in the condensed consolidated statements of operations.

Cortland Capital Market Services LLC Term Loan.

One May 8, 2018, we entered into a credit agreement with Cortland Capital Market Services LLC (“Cortland”) (“Credit Agreement”). The Credit Agreement provides for a 1st lien senior secured term loan of $35.0 million (“Term Loan”). The Term Loan bears interest at a rate per annum equal to the sum of the Libor Rate plus 8.75% (2.34% on June 30, 2018) and is payable in consecutive quarterly installments starting December 31, 2018. The Term Loan is scheduled to mature May 8, 2022.  The Credit Agreement provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions.

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including maximum consolidated leverage ratios and minimum liquidity. Upon an occurrence of an event of default, under the Credit Facility we could be required to pay interest on all outstanding obligations under the agreement at a rate of 2% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of June 30, 2018, we were in compliance with all financial covenants and restrictions.

In connection with the Credit Agreement, Cortland received a warrant to purchase 850,000 shares of common stock at an exercise price of $8.30 and a term of six years. In addition, we paid financing costs of $1.1 million. The financing costs and the value of the warrant, $4.8 million, were recorded as a debt discount and are being amortized over the life of the agreement. Amortization of debt discount was $0.2 million for the six months ended in June 30, 2018.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of June 30, 2018:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$8,033	$1,844	$3,342	$2,733	$114
Inventory-related commitments (2)	3,394	3,394	—	—	—
Financing arrangements (3)	35,000	1,167	3,500	30,333	—
Joint Development and Manufacturing Agreement (4)	400	400	—	—	—
Licensing and Development Agreement (5)	175	175	—	—	—
Acquisition of Echelon Corp. (6)	4,410	4,410	—	—	—
Total contractual cash obligations	$51,412	$11,390	$6,842	$33,066	$114

(1)	Operating leases primarily relate to our leases of office space with terms expiring through July 31, 2023.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of June 30, 2018.
(3)	Financing arrangements represent debt maturities under our new loan.
(4)	Represents our commitments under the third amendment of the CBRAM Joint Development and Manufacturing Agreement executed on November 22, 2017 with TowerJazz Panasonic Semiconductor Company.
(5)	Represents our commitments under the Licensing and Development Agreement executed on April 21, 2016 with Semitech Semiconductor Pty, Ltd. or Semitech.
(6)	Represents potential breakup fee if proposed merger between Adesto and Echelon Corporation is not consummated.

As of June 30, 2018, we had a liability of $39,000 for uncertain tax positions.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $7.9 million as of June 30, 2018, consisting of bank deposits and money market funds. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross debt of $35 million offset by an unamortized debt discount of approximately $5.6 million as of June 30, 2018. The outstanding debt relates to a term loan described in section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility”.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of June 30, 2018.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

We have incurred net losses since our inception. We incurred net losses of $5.7 million, $11.6 million, and $8.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $1.1 million during the first three months of 2018. As of March 31, 2018, we had an accumulated deficit of $100.9 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

We rely on third parties to manufacture, package, assemble and test the semiconductor components comprising our products, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential exposure to price fluctuations, which could result in a loss of revenue or reduced profitability.

As a fabless semiconductor company, we outsource the manufacturing, packaging, assembly and testing of our semiconductor components to, and rely on a limited number of, third-party foundries and assembly and testing service providers. For example, we use two foundries, United Microelectronics Corporation in Taiwan and XMC in Wuhan, China, for the production of our flash memory products and a single foundry, Altis Semiconductor S.N.C. in France (acquired by X-FAB Silicon Foundries in 2016), for our Mavriq and Moneta products. Our primary assembly and testing contractor is Amkor Technology, Inc. in Taiwan, Korea and the Philippines. Our wafer probing is performed by King Yuan Electronics Co., Ltd. in Taiwan.

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

We currently do not have long-term supply contracts with our third-party contract manufacturers for the products we sell to generate the bulk of our revenue, our DataFlash and Fusion Serial Flash products, including United Microelectronics Corporation and Amkor Technology, Inc. Therefore, they are not obligated to perform services or supply components to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. During periods of high demand and tight inventories, our third-party foundries and assembly and testing contractors may allocate capacity to the production of other companies’ components while reducing deliveries to us, or significantly raise their prices. In particular, they may allocate capacity to other customers that are larger and better financed than us or that have long-term agreements, decreasing the capacity available to us. Shortages of capacity available to us may be caused by the actions of their other, large customers that may be difficult to predict, such as major product launches. If we need other foundries or assembly and test contractors because of increased demand, or if we are unable to obtain timely and adequate deliveries from our providers, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements. Because the lead-time needed to establish a relationship with a new third-party supplier could be several quarters, there is no readily available alternative source of supply for any specific component. In addition, the time and expense to qualify a new foundry could result in additional expense, diversion of resources or lost sales, any of which would negatively impact our financial results.

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

If any of our current or future foundry partners or assembly and test subcontractors significantly increases the costs of wafers or other materials, interrupts or reduces our supply, including for reasons outside of their control, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. During 2017, one of our foundry partners increased the costs of wafers to us. Although such increase did not have a material impact on our results of operations for the three months ended March 31, 2018 and is not expected to have a material impact in the near term, there can be no assurances that such additional increases will not have a material adverse impact on our future operating results. Such increases could also damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation

We may be unable to match production with customer demand for a variety of reasons including our inability to accurately forecast customer demand or the capacity constraints of contract manufacturers, which could adversely affect our operating results.

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

•                  fluctuations in sales by and inventory levels of original equipment manufacturers and original design manufacturers, OEMs and ODMs, respectively, who incorporate our products in their products;

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

•                  the timing of expenses related to the acquisition and integration of technologies or businesses;

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

The semiconductor industry is highly cyclical and our markets may experience significant cyclical fluctuations in demand as a result of changing economic conditions, budgeting and buying patterns of customers and others factors. As a result of these and other factors affecting demand for our products and our results of operations in any given period, the results of any prior quarterly or annual periods should not be relied upon as indicative of our future revenue or operating performance. Fluctuations in our revenue and operating results could also cause our stock price to decline.

We may experience difficulties in realizing the expected benefits of the acquisitions of S3 Semiconductors and, if completed, Echelon Corporation and may continue to incur significant acquisition-related costs and transition costs in connection with these completed or proposed acquisitions.

We completed the acquisition of S3 on May 9, 2018. The integration has resulted in and continues to result in substantial financial costs and the investment of personnel time and attention and other resources. Similarly, if we complete our proposed acquisition of Echelon, we expect to invest significant resources to integrate our two companies.  The success of each acquisition depends in part on our ability to realize the anticipated business opportunities, including certain cost savings and operational efficiencies or synergies, and growth prospects from combining the respective companies with Adesto in an efficient and effective manner. We may never realize these business opportunities and growth prospects and, in the case of Echelon, we may not complete the acquisition. We may incur additional costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.

Additionally, we may encounter difficulties surrounding the integration of these companies following acquisition, which could delay or prevent our achievement of the expected benefits from the respective acquisition.  Moreover, risks specific to the acquired businesses and the sectors of the semiconductor market in which they compete could also delay or prevent our achievement of the expected benefits from the respective acquisition.

The market for semiconductor products is characterized by declines in average selling prices, which we expect to continue, and which could negatively affect our revenue and margins.

Our customers expect the average selling price of our products to decrease year-over-year and we expect this trend to continue. When such pricing declines occur, we may not be able to mitigate the effects by selling more or higher margin units, or by reducing our manufacturing costs. In such circumstances, our operating results could be materially and adversely affected. Our flash memory products have experienced declining average selling prices over their life cycle. The prices of the products sold by S3 Semiconductors and Echelon have reflected a similar pattern. The rate of decline may be affected by a number of factors, including relative supply and demand, the level of competition, production costs and technological changes. As a result of the decreasing average selling prices of our products following their launch, our ability to increase or maintain our margins depends on our ability to introduce new or enhanced products with higher average selling prices and to reduce our per-unit cost of sales and our operating costs. We may not be able to reduce our costs as rapidly as companies that operate their own manufacturing, assembly and testing facilities, and our costs may even increase because we do not operate our own manufacturing, assembly or testing facilities, which could also reduce our gross margins. In addition, our new or enhanced products may not be as successful or enjoy as high margins as we expect. If we are unable to offset any reductions in average selling prices by introducing new products with higher average selling prices or reducing our costs, our revenue and margins will be negatively affected and may decrease.

The semiconductor market is highly cyclical and has experienced severe downturns in the past, generally as a result of wide fluctuations in supply and demand, constant and rapid technological change, continuous new product introductions and price erosion. During downturns, periods of intense competition, or the presence of oversupply in the industry, the selling prices for our products may decline at a high rate over relatively short time periods as compared to historical rates of decline. We are unable to predict selling prices for any future periods and may experience unanticipated, sharp declines in selling prices for our products.

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

The semiconductor industry is subject to constant and rapid changes in technology, frequent new product introductions, short product life cycles, rapid product obsolescence and evolving technical standards. New technologies may be introduced that make the current technologies on which our products are based less competitive or obsolete or require us to make changes to our technology that could be expensive and time consuming to implement. Due to the evolving nature of our markets, our future success depends on our ability to accurately anticipate and respond to changes in industry standards, technological requirements, customer and consumer preferences and other market conditions. Our technologies could become obsolete sooner than we expect because of faster than anticipated, or unanticipated, changes in one or more of the industry standards and technological requirements. We may be unable to develop and introduce new or enhanced technologies that satisfy customer requirements and achieve market acceptance in a timely manner or at all, succeed in commercializing the technologies on which we have focused our research and development expenditures to develop or otherwise made significant investments to acquire, and anticipate new industry standards and technological changes. If we fail to adapt successfully to technological changes or fail to obtain access to important new technologies, we may be unable to retain customers or attract new customers. Any decrease in demand for our products, or the need for low-power products in general, due to the emergence of competing technologies, changes in customer preferences and requirements or other factors, could adversely affect our business, results of operations and prospects.

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

We sell to customers that incorporate our products into their products. A design win occurs after a customer has tested our product, verified that it meets the customer’s requirements, qualified our solutions for their products and placed an order for the purchase of our products. Our customers may need several months to years to test, evaluate and adopt our product and additional time to begin volume production of the product that incorporates our solution. Due to this generally lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in our products to the time that we generate revenue from sales of these products. Moreover, even if a customer selects our solution, we cannot guarantee that this will result in any sales of our products, as the customer may ultimately change or cancel its product plans, or efforts by our customer to market and sell its product may not be successful. We may not generate any revenue from design wins after incurring the associated costs, which would cause our business and operating results to suffer.

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

We develop our products for leading OEMs and ODMs that serve a variety of end markets and are developing devices for wearables, sensors, Bluetooth 4.0 and other IoT applications. For each application, manufacturers create products that incorporate specialized semiconductor technology, which makers of semiconductor products use as the basis for their products. These manufacturers set the specifications for many of the key components to be used on each generation of their products and, in the case of memory components, generally qualify only a few vendors to provide memory components for their products. As each new generation of their products is released, vendors are validated in a similar fashion. We must work closely with semiconductor manufacturers to ensure our products become qualified for use in their products. As a result, maintaining close relationships with leading product manufacturers that are developing devices for wearables, Bluetooth 4.0 and other IoT applications is crucial to the long-term success of our business. We could lose these relationships for a variety of reasons, including our failure to qualify as a vendor, our failure to demonstrate the value of our new solutions, declines in product quality, or if OEMs or ODMs seek to work with vendors with broader product suites, greater production capacity or greater financial resources. If our relationships with key industry participants were to deteriorate or if our solutions were not qualified by our customers, our market position and revenue could be materially and adversely affected.

Our business is dependent on selling through distributors.

Sales through distributors accounted for approximately 74% of our revenues in 2017 and 75% during the first six months of 2018. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Our revenue also depends on the timely introduction, quality and market acceptance of our customers’ products that incorporate our solutions. Our customers’ products are often very complex and subject to design complexities that may result in design flaws, as well as potential defects, errors and bugs. We have in the past been subject to delays and project cancellations as a result of design flaws in the products developed by our customers. For example, in 2014, flaws in one of our customer’s products that were unrelated to our solutions generated negative publicity for our customer and delayed the product’s release until it could be redesigned. In the past, we have also been subject to delays and project cancellations as a result of changing market requirements, such as the customer adding a new feature, or because a customer’s product fails their end customer’s evaluation or field trial. Customer products may also be delayed due to issues with other vendors of theirs. We incur significant design and development costs in connection with designing our solutions for customers’ products. If our customers discover design flaws, defects, errors or bugs in their products, or if they experience changing market requirements, failed evaluations or field trials, or issues with other vendors, they may delay, change or cancel a project. If we have already incurred significant development costs, we may not be able to recoup those costs, which in turn would adversely affect our business and financial results.

We face competition and expect competition to increase in the future. If we fail to compete effectively, our revenue growth and results of operations will be materially and adversely affected.

The global semiconductor market in general, and the IoT semiconductor market in particular, are highly competitive. We expect competition to increase and intensify as other semiconductor companies enter our markets, many of which have greater financial and other resources with which to pursue technology development, product design, manufacturing, marketing and sales and distribution of their products. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results. Currently, our competitors range from large, international companies offering a wide range of semiconductor products to companies specializing in other alternative, specialized emerging memory technologies. Our primary competitors include GigaDevice Semiconductor, Macronix International Co. Ltd., Microchip Technology Inc., Micron Technology, Inc., Cypress Semiconductor Corporation and Winbond Electronics Corp. In addition, as the IoT market opportunity grows, we expect new entrants will enter these markets and existing competitors, including leading semiconductor companies, may make significant investments to compete more effectively against our products. These competitors could develop technologies or architectures that make our products or technologies obsolete.

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

Prior to selecting and purchasing our products, our customers typically require that our products undergo extensive qualification processes, which involve testing of our products in the customers’ systems, as well as testing for reliability. This qualification process may continue for several months or years. However, obtaining the requisite qualifications for a product does not assure any sales of the product. Even after successful qualification and sales of a product to a customer, a subsequent revision in our third-party contractors’ manufacturing process or our selection of a new contract manufacturer may require a new qualification process, which may result in delays and excess or obsolete inventory. After our products are qualified and selected, it can and often does take several months or more before the customer commences volume production of systems that incorporate our products. Despite these uncertainties, we devote substantial resources, including design, engineering, sales, marketing and management efforts, to qualify our products with customers in anticipation of sales. If we are unsuccessful or delayed in qualifying any of our products with a customer, sales of those products may be precluded or delayed, which may impede our growth and harm our business.

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

Generally, in pricing our products, we assume that manufacturing yields will continue to improve, even as the complexity of our products increases. Once our products are initially qualified with our third-party foundries, minimum acceptable yields are established. We are responsible for the costs of the units if the actual yield is above the minimum. If actual yields are below the minimum we are not required to purchase the units. Typically, minimum acceptable yields for our new products are generally lower at first and gradually improve as we achieve full production. Unacceptably low product yields or other product manufacturing problems could substantially increase overall production time and costs and adversely impact our operating results. Product yield losses will increase our costs and reduce our gross margin. In addition to significantly harming our results of operations and cash flow, poor yields may delay shipment of our products and harm our relationships with existing and potential customers

The complexity of our products may lead to errors, defects and bugs, which could negatively impact our reputation with customers and result in liability.

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

Our ability to timely and accurately report our financial results or comply with the requirements of being a public company depends on our maintaining adequate numbers of accounting and finance staff with technical accounting, SEC reporting and Sarbanes-Oxley Act compliance expertise. Any inability to recruit or retain qualified accounting and finance staff would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to meet the demands of being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

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

The semiconductor industry is characterized by companies that hold patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. These companies include patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. From time to time, third parties may assert against us and our customers’ patent and other intellectual property rights to technologies that are important to our business.

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

We have grown our business through acquisitions and we expect to continue to evaluate and enter into discussions regarding potential strategic transactions. We completed the acquisition of S3 in May 2018 and announced our proposed acquisition of Echelon in June 2018. These transactions are and any new acquisitions or investments could be material to our financial condition and results of operations. The process of integrating businesses and technology can create unforeseen operating difficulties and expenditures as could the integration of any future acquisitions. Such transactions could create risks for us, including:

•                  difficulties in assimilating acquired personnel, operations and technologies or realizing synergies expected in connection with an acquisition, particularly with acquisitions of companies with large and widespread operations, complex products or that operate in markets in which we historically have had limited experience;

•                  unanticipated costs or liabilities, including possible litigation associated with the acquisition;

•                  incurrence of acquisition-related costs;

•                  diversion of management’s attention from other business concerns;

•                  use of resources that are needed in other parts of our business; and

•                  use of substantial portions of our available cash to consummate an acquisition.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in the use of substantial amounts of our cash and cash equivalents, dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition. We do not have an extensive history of acquiring other companies and managing integrations, and the risk of failing to achieve the anticipated benefits and synergies of our acquisition of S3 Semiconductors or the proposed acquisition of Echelon may be increased by the risks inherent to managing concurrent integrations.  Also, the anticipated benefits of any acquisitions may not materialize, may be less beneficial, or may develop more slowly, than we expect. If we do not receive the benefits anticipated from these acquisitions and investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected and our stock price could decline.

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

With the acquisition of S3 Semiconductors, we expanded our global footprint beyond the limited operations we once had in Europe and Asia. We intend to expand our operations in Asia and, if completed, the proposed Echelon acquisition would significantly expand our global operations. The success of our business depends, in large part, on our ability to operate successfully from geographically disparate locations and to further expand our international operations and sales. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those we face in the United States. We cannot be sure that further international expansion will be successful. In addition, we face risks in doing business internationally that could expose us to reduced demand for our products, lower prices for our products or other adverse effects on our operating results. Among the risks we believe are most likely to affect us are:

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

Our business is highly dependent upon the economy and the business environment in China. In particular, our growth strategy is based upon the assumption that demand in China for devices that use semiconductors will continue to grow. Therefore, any slowdown in the growth of consumer demand in China for products that use semiconductors, such as computers, mobile phones or other consumer electronics, could have a serious adverse effect on our business. In addition, our business plan assumes that an increasing number of non-Chinese integrated device manufacturers, or IDMs, fabless semiconductor companies and systems companies will establish operations in China. Any decline in the rate of migration to China of semiconductor design companies or companies that require semiconductors as components for their products could adversely affect our business and operating results.

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

 The semiconductor industry is subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating environmental harm, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business. In response to environmental concerns, some customers and government agencies impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, the European Union, or EU, adopted its Restriction on Hazardous Substance

Directive which prohibits, with specified exceptions, the sale in the EU market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials and China has enacted similar regulations. Environmental laws and regulations such as these could become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business.

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

Our substantial level of indebtedness could adversely affect our financial condition.

We have a substantial amount of indebtedness, which will require significant interest payments. After giving effect to the term loan we received in May 2018, we would have had approximately $35 million aggregate principal amount of indebtedness outstanding as of March 31, 2018.  Our substantial level of indebtedness could have important consequences, including the following:

•

we must use a substantial portion of our cash flow from operations to pay interest and principal on the term loan, which will reduce funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;

•	our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
•	we will be exposed to fluctuations in interest rates;
•

our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;

•	we may be more vulnerable to the current economic downturn and adverse developments in our business;
•

 we may be unable to comply with financial and other restrictive covenants in our debt agreements, which could result in an event of default that, if not cured or waived, may result in acceleration of certain of our debt and would have an adverse effect on our business and prospects and could force us into bankruptcy or liquidation; and

•

in the event of the insolvency, liquidation, reorganization, dissolution or other winding up of our business, if there are not sufficient assets remaining to pay all creditors, then all or a portion of the amounts due on the notes then outstanding would remain unpaid.

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our existing credit facility and the terms of any of our other indebtedness.  For example, we may incur additional debt to fund our business and strategic initiatives, and may utilize additional debt to fund a portion of the purchase price for the Echelon acquisition.  If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase.

Our ability to meet expenses, to remain in compliance with our covenants under our debt arrangements and to make future principal and interest payments in respect of our debt arrangements depends on, among other things, our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic and other factors. We are not able to control many of these factors. Accordingly, our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.

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

Borrowings under our new $35 million credit facility are collateralized by substantially all of our assets excluding our intellectual property. Our credit facility restricts our ability to, among other things:

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

Needham & Company, LLC, Oppenheimer & Co. Inc. and Roth Capital Partners, LLC were the underwriters for the offering. Following the sale of 5,192,184 shares in connection with the closing of the initial public offering and the sale of the shares subject to the over-allotment option, the offering terminated. We raised approximately $22.1 million in net proceeds after deducting underwriting discounts and commissions of approximately $1.8 million and other offering expenses of approximately $2.0 million. As of June 30, 2018, we had used substantially all of the aggregate net proceeds from our initial public offering to fund working capital and general corporate requirements in the ordinary course of business. No such payments were made, whether directly or indirectly to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.Exhibits

Number	Description
2.1

Agreement and Plan of Merger among the Company, Circuit Acquisition Corporation and Echelon Corporation, dated June 28, 2018 (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by Echelon Corporation with the Securities and Exchange Commission on June 29, 2018).*

10.1

Credit Agreement dated as of May 8, 2018 by and among the Registrant, the lenders from time to time party thereto, Cortland Capital Market Service LLC, as administrative agent for the lenders, and Obsidian Agency Services, Inc., as collateral agent for the secured parties.

10.2

Warrant Purchase Agreement, dated May 8, 2018, by and among each of the Registrant and the lender parties to the Credit Agreement dated as of May 8, 2018 by and among the Registrant, the lenders from time to time party thereto, Cortland Capital Market Service LLC, as administrative agent for the lenders, and Obsidian Agency Services, Inc., as collateral agent for the secured parties.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a‑14(c) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a‑14(c) and 15d‑14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Adesto Technologies Corporation hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

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

Adesto Technologies Corporation

Dated: August 9, 2018	By:	/s/ Ron Shelton
Ron Shelton Chief Financial Officer (Principal Financial and Accounting Officer)