Form 10-Q
period 2018-09-30
ADESTO TECHNOLOGIES Corp
filed 2018-11-09
CIK 1395848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer	☒

Non-accelerated filer ☐	Smaller reporting company	☒

	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2018
Common Stock, $0.0001 par value per share	29,434,142 shares

ADESTO TECHNOLOGIES CORPORATION

QUARTERLY REPORT ON FORM 10‑Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$13,273	$30,078
Short-term investments	1,275	—
Accounts receivable, net	24,706	8,668
Inventories	17,541	5,814
Prepaid expenses	1,853	993
Other current assets	1,971	52
Total current assets	60,619	45,605
Property and equipment, net	8,729	7,183
Intangible assets, net	38,013	7,102
Other non-current assets	1,594	900
Goodwill	38,640	22
Total assets	$147,595	$60,812
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,316	$7,075
Accrued compensation and benefits	3,701	2,614
Accrued expenses and other current liabilities	6,969	2,359
Price adjustments and other revenue reserves	5,202	—
Earn-out liability, current	9,997	—
Line of credit, current	—	1,500
Term loan, current	—	926
Total current liabilities	42,185	14,474
Term loan, non-current	29,433	10,908
Other non-current liabilities	3,788	75
Deferred rent, non-current	2,063	2,404
Deferred tax liability, non-current	1,797	1
Total liabilities	79,266	27,862
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of September 30, 2018 and December 31, 2017; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 29,367,787 and 21,291,833 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	3	2
Additional paid-in capital	183,087	133,087
Accumulated other comprehensive loss	(360)	(295)
Accumulated deficit	(114,401)	(99,844)
Total stockholders' equity	68,329	32,950
Total liabilities and stockholders’ equity	$147,595	$60,812

(1)	The condensed consolidated balance sheet as of December 31, 2017 was derived from the audited consolidated financial statements as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue, net	$21,927	$15,239	$55,412	$39,958
Cost of revenue	12,344	7,773	30,885	20,215
Gross profit	9,583	7,466	24,527	19,743
Operating expenses:
Research and development	5,620	3,606	13,706	10,653
Sales and marketing	4,256	2,897	10,623	8,408
General and administrative	7,130	1,761	12,484	5,569
Total operating expenses	17,006	8,264	36,813	24,630
Loss from operations	(7,423)	(798)	(12,286)	(4,887)
Other income (expense):
Interest expense, net	(1,046)	(170)	(2,368)	(581)
Other income (expense), net	8	(12)	17	2
Total other income (expense), net	(1,038)	(182)	(2,351)	(579)
Loss before provision for (benefit from) income taxes	(8,461)	(980)	(14,637)	(5,466)
Provision for (benefit from) income taxes	(64)	17	(80)	57
Net loss	$(8,397)	$(997)	$(14,557)	$(5,523)
Net loss per share:
Basic and diluted	$(0.29)	$(0.05)	$(0.61)	$(0.31)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	28,171,952	21,058,635	23,717,727	17,701,230

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(8,397)	$(997)	$(14,557)	$(5,523)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(148)	(20)	(65)	(71)
Comprehensive loss	$(8,545)	$(1,017)	$(14,622)	$(5,594)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(14,557)	$(5,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,103	2,873
Depreciation and amortization	1,687	1,004
Amortization of intangible assets	2,119	927
Amortization of debt discount	707	64
Deferred income taxes	(463)	—
Gain on investment	(1)	—
Gain on sale of equipment	(18)	—
Changes in assets and liabilities:
Accounts receivable	(12,826)	(2,699)
Inventories	(6,017)	919
Prepaid expenses and other current assets	949	116
Other non-current assets	(8)	(311)
Accounts payable	5,834	1,426
Accrued compensation and benefits	1,087	533
Accrued expenses and other current liabilities	1,178	(230)
Price adjustments and other revenue reserves	5,202	—
Other non-current liabilities	283	—
Deferred rent	(341)	(315)
Net cash used in operating activities	(13,082)	(1,216)
Cash flows from investing activities:
Acquisition of property and equipment	(2,631)	(2,054)
Acquisition of Echelon, net of cash acquired	(28,836)	—
Acquisition of S3, net of cash acquired	(34,616)	—
Investment in unconsolidated affiliate	(434)	—
Net cash used in investing activities	(66,517)	(2,054)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions	42,658	18,363
Proceeds from exercise of stock options and employee stock purchase plan	813	639
Tax withholdings related to net share settlement of restricted stock units	(372)	(157)
Proceeds from revolving line of credit	—	27,427
Payments on revolving line of credit	(1,500)	(27,234)
Proceeds from term loan, net of fees	33,591	—
Payments on term loan	(12,000)	(4,909)
Net cash provided by financing activities	63,190	14,129
Effect of exchange rates on cash and equivalents	(396)	(70)
Net increase (decrease) in cash and cash equivalents	(16,805)	10,789
Cash and cash equivalents - beginning of period	30,078	19,719
Cash and cash equivalents - end of period	$13,273	$30,508
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$1,777	$560
Supplemental disclosures of non-cash investing and financing information:
Purchase of property and equipment included in accounts payable	$159	$347
Fair value of warrants issued in connection with term loan	$4,799	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies.

Organization and Nature of Operations.

Adesto Technologies Corporation (together with its subsidiaries; “Adesto”, “we”, “our”, “us” or the “Company”) was incorporated in the state of California in January 2006 and reincorporated in Delaware in October 2015. We are a leading provider of innovative, application-specific semiconductor and systems for the Internet of Things era. Our corporate headquarters are located in Santa Clara, California.

On May 9, 2018 we acquired 100% of the issued capital of S3 Asic Semiconductors Limited and on September 14, 2018 we acquired 100% of the issued capital of Echelon Corporation. Our financial results include the operating results of those entities from the date of acquisition.

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to complete annual consolidated financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, for any other interim period or for any other future year.

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

Recent Accounting Pronouncements.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. As part of the FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period. This ASU will have an impact on the Company's disclosures.

In June 2018, FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 applies to all entities that enter into share-based payment transactions for acquiring goods and services from nonemployees. The amendments in ASU 2018-07 expand the scope of Topic 718, Compensation - Stock Compensation, to include share-based payments transactions to nonemployees. Changes to the accounting for nonemployee awards as a result of ASU 2018-07 include: 1) equity-classified nonemployee share-based payment awards are measured at the grant date, instead of the previous requirement to remeasure the awards through the performance completion date, 2) for awards with performance conditions, compensation cost is recognized when the achievement of the performance condition is probable, rather than upon achievement, and 3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting is eliminated. ASU 2018-07 clarifies that Topic 718 does not apply to financing transactions or awards granted to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in ASU 2018-07 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within that fiscal year. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which the measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company expects that the adoption will not have a material impact on its consolidated financial statements.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

We recorded a cumulative effect adjustment to our January 1, 2018 condensed consolidated balance sheet for the impact of the reclassification of the allowance for SSDs, price protection, rights of return and other activities to current liabilities presented as “Price adjustments and other revenue reserves”. The cumulative effect of the changes made to our January 1, 2018 condensed consolidated balance sheet for the adoption of the new revenue standard were as follows (in thousands):

	Balance as of	Adjustments	Balance as of
	December 31,	Due to	January 1,
	2017	ASC 606	2018
Accounts receivable, net	$8,668	$3,832	$12,500
Price adjustments and other revenue reserves	$—	$(3,832)	$(3,832)

In accordance with the new standard requirements, the disclosure of the impact of adoption on select condensed consolidated balance sheet line items was as follows (in thousands):

	As of September 30, 2018
	As	Balances without	Effect of
	Reported	ASC 606	Change
Accounts receivable, net	$24,706	$19,504	$(5,202)
Price adjustments and other revenue reserves	$5,202	$—	$5,202

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Practical Expedients and Elections.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Product Warranty.

Our products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During the year ended December 31, 2015, we recorded $250,000 for a specific potential warranty claim. During the years ended December 31, 2017 and 2016, $185,000 and $41,000, respectively, has been incurred relating to this potential warranty claim and during the year ended December 31, 2017 we recorded $27,000 for an additional potential warranty claim. As of September 30, 2018 and December 31, 2017, the warranty accrual was $51,000 and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. Net losses from foreign currency translation of assets and liabilities were $148,000 and $20,000 for the three months ended September 30, 2018 and 2017, respectively, and $65,000 and $71,000 for the nine months ended September 30, 2018 and 2017, respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive loss, net of tax, a component of stockholders’ equity. Net gains and losses arising from transactions denominated in currencies other than the functional currency were a gain of $9,000 and a loss of $7,000 for the three months ended September 30, 2018 and 2017, respectively, and a loss of $1,000 and a gain of $1,000 for the nine months ended September 30, 2018 and 2017, respectively, and are included in other income (expense), net in the condensed consolidated statements of operations.

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

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivables. We place substantially all of our cash and cash equivalents and investments on deposit with a reputable, high credit quality financial institution in the United States of America. We believe that the bank that holds substantially all of our cash and cash equivalents and investments is financially sound and, accordingly, subject to minimal credit risk. Deposits held with the bank may exceed the amount of insurance provided on such deposits.

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts as of September 30, 2018 and December 31, 2017 was $30,000 and zero, respectively.

Customer concentrations as a percentage of revenue, net were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Customer A	20%	13%	21%	16%
Customer B	*	12%	*	10%
Customer C	*	13%	*	12%

*less than 10%

Customer concentrations as a percentage of gross accounts receivable were as follows:

	September 30,	December 31,
	2018	2017
Customer A	22%	31%
Customer B	13%	*

*less than 10%

Note 2. Acquisitions.

Echelon Corporation

On September 14, 2018, we acquired 100% of the issued capital of Echelon Corporation, a Delaware corporation (“Echelon”), pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) dated as of June 28, 2018. The purchase price was approximately $44.1 million paid in cash.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The assets and liabilities of Echelon were recorded in our condensed consolidated balance sheet as of the acquisition date, at their respective fair values. Fair value is estimated based on one or a combination of income, cost and/or market approaches, as determined based on the nature of the asset or liability, and the level of inputs available. With respect to assets and liabilities, the determination of fair value requires management to make subjective judgments as to projections of future operating performance, the appropriate discount rate to apply, long-term growth rates, and other factors, which affect the amounts recorded in the purchase price allocation. The excess of the consideration transferred over the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected continued growth and development of Echelon. The purchase price allocation that follows is based on these estimated fair values of assets acquired and liabilities assumed. We will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date).

The following table summarizes the fair values of assets acquired and liabilities assumed (in thousands):

Cash	$15,270
Short term investments	1,274
Accounts receivable	3,020
Inventories	5,710
Other current assets	2,845
Property and equipment, net	614
Intangible assets	17,690
Goodwill	4,266
Other non-current assets	252
Accounts payable	(3,630)
Other current liabilities	(2,642)
Other non-current liabilities	(222)
Deferred tax liability	(341)
Fair value net assets acquired	$44,106

Intangible assets reflect the following:

	Fair Value	Useful Life (in Years)
Customer relationships	$6,520	7
Developed technology	10,670	4
Trademarks	500	8
Total acquired intangible assets	$17,690

Pro forma financial information

The following table presents the unaudited pro forma financial information for the combined entity of Adesto and Echelon for the three and nine month periods ended September 30, 2018, as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain purchase accounting adjustments. Echelon was acquired on September 14, 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands except per share amounts)
Net revenue	$27,541	$23,157	$76,780	$63,916

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Net loss	$(8,124)	$(1,842)	$(17,087)	$(8,737)

Basic and diluted net loss per share	$(0.29)	$(0.06)	$(0.72)	$(0.34)

S3 Asic Semiconductors Limited

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

The assets and liabilities of S3 were recorded in our condensed consolidated balance sheet as of the acquisition date, at their respective fair values. Fair value is estimated based on one or a combination of income, cost and/or market approaches, as determined based on the nature of the asset or liability, and the level of inputs available. With respect to assets and liabilities, the determination of fair value requires management to make subjective judgments as to projections of future operating performance, the appropriate discount rate to apply, long-term growth rates, and other factors, which affect the amounts recorded in the purchase price allocation. The excess of the consideration transferred over the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected continued growth and development of S3. The purchase price allocation that follows is based on these estimated fair values of assets acquired and liabilities assumed. We will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date).

The following table summarizes the fair values of assets acquired and liabilities assumed (in thousands):

Cash	$267
Accounts receivable	192
Other current assets	883
Property and equipment, net	191
Intangible assets	15,340
Goodwill	34,352
Accounts payable	(37)
Deferred revenue	(129)
Earn-out liability, current	(10,218)
Other current liabilities	(761)
Deferred tax liability	(1,918)
Earn-out liability, non-current	(3,279)
Fair value of net assets acquired	$34,883

Intangible assets reflect the following:

	Fair Value	Useful Life (in Years)
Customer relationships	$12,880	7
Contract backlog	210	0.5
Developed technology	1,080	5
Non-compete agreements	380	2

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Trademarks	790	12
Total	$15,340

Note 3. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accounts receivable	$24,736	$12,500
Allowance for SSDs, price protection, rights of return and other activities	—	(3,832)
Allowance for doubtful accounts	(30)	—
Total accounts receivable, net	$24,706	$8,668

Inventories.

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$2,298	$2,213
Work-in-process	8,430	2,408
Finished goods	6,813	1,193
Total inventories	$17,541	$5,814

For the three months ended September 30, 2018, we recorded a write-down of $16,000 related to excess inventory. For the three months ended September 30, 2017, we realized a benefit of $0.4 million from the sales of previously reserved products.

For the nine months ended September 30, 2018 and 2017, we realized a benefit of $0.9 million and $1.0 million, respectively, from the sales of previously reserved products.

Inventory write-downs are primarily associated with products built in excess of customer demand which resulted in excess inventory levels, legacy products for which no demand exists and lower of cost or net realizable value write-downs associated with products for which costs exceeded net realizable value.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Machinery and equipment	$14,936	$9,457
Leasehold improvements	4,463	4,252
Computer software	3,765	675
TowerJazz license	350	350
Furniture and fixtures	246	83
Construction in progress	1,301	1,301
Property and equipment, at cost	25,061	16,118
Accumulated depreciation and amortization	(16,332)	(8,935)
Property and equipment, net	$8,729	$7,183

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

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2018 was $0.6 million and $1.7 million, respectively.

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2017 was $0.4 million and $1.0 million, respectively

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued sales commission payable	$318	$310
Accrued manufacturing expenses	537	265
Deferred rent, current portion	527	422
Liabilities to certain customers	812	468
Deferred revenue, current portion	1,454	262
Accrued professional services	1,903	94
Other accrued liabilities	1,418	538
Total accrued expenses and other current liabilities	$6,969	$2,359

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
As of September 30, 2018
Assets:
Money market funds	$6	$—	$—	$6
U.S. government securities	—	1,275	—	1,275
	$6	$1,275	$—	$1,281

As of December 31, 2017
Assets:
Money market funds	$11,501	$—	$—	$11,501

As of September 30, 2018 and December 31, 2017, we had no financial liabilities measured at fair value on a recurring basis.

The Company’s available-for-sale securities consist of U.S. government securities with a minimum and weighted average credit rating of A-1+. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. However, the Company classifies all of its fixed income available-for-sale securities as having Level 2 inputs. The valuation techniques used to measure the fair value of the Company’s financial instruments having Level 2 inputs were derived from non-binding market consensus prices that are corroborated by observable market data, quoted market prices for similar instruments, or pricing models, such as discounted cash flow techniques. The Company's procedures include controls to ensure that appropriate fair values are recorded by comparing prices obtained from a third party independent source.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company’s available-for-sale securities had contractual maturities of six months and an average remaining term to maturity of three months. The amortized cost basis, aggregate fair value, and gross unrealized holding gains and losses of the Company’s short-term investments by major security type were as follows (in thousands):

		Aggregate	Unrealized	Unrealized
	Amortized Cost	Fair Value	Holding Gain	Holding Losses
As of September 30, 2018
U.S. government securities	$1,275	$1,275	$—	$—

Market values were determined for each individual security in the investment portfolio. The Company reviews its investments on a regular basis to evaluate whether or not any have experienced an other-than-temporary decline in fair value.

Note 5. Intangible Assets, net.

In 2012, in connection with our purchase of the serial flash memory product line assets from Atmel Corporation, we recorded $16.4 million of intangible assets.

In connection with the acquisition of S3 (Note 2), we recorded $15.3 million of intangible assets.

In connection with the acquisition of Echelon (Note 2), we recorded $17.7 million of intangible assets.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets, net were as follows (in thousands):

		September 30, 2018
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	10	$4,282	$2,570	$1,712
Developed technology	5	1,080	85	995
Developed technology	4	10,670	119	10,551
Customer relationships	12	9,011	4,505	4,506
Customer relationships	7	19,400	763	18,637
Customer backlog	1	2,779	2,779	—
Contract backlog	0.5	210	165	45
Non-compete agreement	5	282	282	—
Non-compete agreement	2	380	74	306
Trademarks	8	500	3	497
Trademarks	12	790	26	764
Total intangible assets subject to amortization		$49,384	$11,371	$38,013

		December 31, 2017
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	10	$4,282	$2,249	$2,033
Customer relationships	12	9,011	3,942	5,069
Customer backlog	1	2,779	2,779	—
Non-compete agreement	5	282	282	—
Total intangible assets subject to amortization		$16,354	$9,252	$7,102

We recorded amortization expense related to the acquisition-related intangible assets as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expense category:
Research and development	$323	$121	$567	$364
Sales and marketing	763	188	1,472	563
General and administrative	52	—	80	—
Total	$1,138	$309	$2,119	$927

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The estimated future amortization expense of acquisition-related intangible assets subject to amortization after September 30, 2018 is as follows (in thousands):

Year Ended December 31,
2018 (remaining 3 months)	$1,833
2019	7,152
2020	7,030
2021	6,962
2022	6,070
Thereafter	8,966
Total	$38,013

Note 6. Investment in Unconsolidated Affiliates.

During 2017 and 2016, we made investments in Semitech Semiconductor Pty. Ltd., an Australian corporation (“Semitech”), as part of a license and development agreement dated April 16, 2016. Semitech has developed Narrowband-Power Line Communications (“N-PLC”) products and market knowledge in the N-PLC devices space and plans to sell its products into the smart grid, solar, smart lighting and industrial space. Investments during 2016 through June 14, 2017 were recorded as notes receivable. On June 15, 2017, $0.4 million of notes receivable and accrued interest were converted into 233,335 shares of preferred stock in Semitech. In June 2018, we converted $0.5 million of notes receivable and accrued interest into 312,076 shares of preferred stock in Semitech. This investment is recorded at cost in other non-current assets on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017. As of September 30, 2018 and December 31, 2017, we held investments in notes receivable in Semitech in the amount of $0.1 million and $0.2 million, respectively, which were classified in other non-current assets on the condensed consolidated balance sheets.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Cortland Capital Market Services LLC Term Loan.

One May 8, 2018, we entered into a credit agreement with Cortland Capital Market Services LLC (“Cortland”) (“Credit Agreement”). The Credit Agreement provides for a 1st lien senior secured term loan of $35.0 million (“Term Loan”). The Term Loan bears interest at a rate per annum equal to the sum of the Libor Rate (2.4375% on September 30, 2018) plus 8.75% and is payable in consecutive quarterly installments starting December 31, 2018. The Term Loan is scheduled to mature on May 8, 2022.  The Credit Agreement provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions.

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

In connection with the Credit Agreement, Cortland received a warrant to purchase 850,000 shares of common stock at an exercise price of $8.30 and a term of six years. In addition, we paid financing costs of $1.4 million. The financing costs and the value of the warrant, $4.8 million, were recorded as a debt discount and are being amortized over the life of the Credit Agreement. Amortization of debt discount was $0.4 million and $0.7 million for the three and nine months ended in September 30, 2018, respectively.

Outstanding borrowings consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Term loan, current	$—	$926
Term loan, non-current	29,433	10,908
Line of credit	—	1,500
Total	$29,433	$13,334

Future repayments on outstanding borrowings (excluding unamortized discount of $5.6 million as of September 30, 2018) are as follows (in thousands):

Year Ended December 31,
2018 (remaining 3 months)	$292
2019	1,750
2020	1,750
2021	1,750
2022	29,458
$35,000

Interest expense incurred under our borrowings was $1.1 million and $2.4 million for the three and nine months ended September 30, 2018, respectively.

Interest expense incurred under our borrowings was $0.2 million and $0.6 million for the three and nine months ended September 30, 2017, respectively.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Segment Information.

We operate in one business segment, application-specific, semiconductors and systems. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results. Revenue is evaluated based on product category and by geographic region. All of our revenue results from contracts with customers; we have no additional sources of revenue.

Product revenue from customers is disaggregated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
United States	$7,253	$3,331	$15,472	$8,853
Rest of Americas	583	58	868	189
Europe	5,087	2,044	11,708	6,054
Asia Pacific	8,865	9,729	27,078	24,540
Rest of world	139	77	286	322
Total	$21,927	$15,239	$55,412	$39,958

Long-lived assets are attributed to the geographic region were they are located. Long-lived assets by geographic region were as follows (in thousands):

	September 30,	December 31,
	2018	2017
United States	$5,511	$5,424
Asia Pacific	2,325	1,759
Europe	893	—
Total property and equipment, net	$8,729	$7,183

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Pursuant to the lease, monthly base rental payments due under the lease were approximately $93,000 per month between August 1, 2016 and February 27, 2017, with annual increases of approximately 3% thereafter. The Company must also pay for certain other operating costs under the lease, including operating expenses, taxes, assessments, insurance, utilities, securities and property management fees. Peterson Ridge LLC is obligated to reimburse the Company for up to approximately $2.5 million of the Company’s out-of-pocket costs associated with any tenant improvements, as defined in the lease. The Company was reimbursed for this amount during the year ended December 31, 2016. As of September 30, 2018 and December 31, 2017, the Company recorded a lease incentive obligation of $1.7 million and $2.0 million, respectively, in deferred rent on the condensed consolidated balance sheets.

Rent expense under operating leases was $0.5 million and $1.2 million for the three and nine months ended September 30, 2018, respectively.

Rent expense under operating leases was $0.3 million and $0.8 million for the three and nine months ended September 30, 2017, respectively

				3
	Total	2018	2019	2020	2021	2022	Thereafter
	(in thousands)
Operating leases	$7,994	$674	$2,148	$1,588	$1,466	$1,325	$793

Purchase Commitments.

As of September 30, 2018, we had purchase commitments with our third-party foundries of $3.3 million, $0.1 million for a licensing and development agreement, and $0.4 million in conjunction with an agreement with TowerJazz Panasonic Semiconductor Company all due within one year.

Litigation.

We are subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable with assurance. We accrue amounts that we believe are adequate to address any liabilities related to legal proceedings and other loss contingencies that we believe will result in a probable loss that is reasonably estimable.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We are authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share as of September 30, 2018 and December 31, 2017. Each holder of common stock is entitled to one vote per share. As of September 30, 2018, no dividends have been declared by the Board of Directors, however, the holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors.

We completed a follow-on offering of our common stock in June 2017. We sold 5,000,000 shares, including 625,000 shares upon exercise of the underwriters’ option to purchase additional shares. The shares were sold at a public offering price of $4.00 per share for net proceeds of $18.4 million to us, after deducting underwriting discounts, commissions and offering expenses.

We completed another follow-on offering of our common stock in July 2018. We sold 7,705,000 shares, including 1,005,000 shares upon exercise of the underwriters’ option to purchase additional shares. The shares were sold at a public offering price of $6.00 per share for net proceeds of $42.7 million to us, after deducting underwriting discounts, commissions and offering expenses.

Common Stock Reserved for Future Issuance.

As of September 30, 2018 and December 31, 2017, we had reserved shares of common stock for future issuances as follows:

	September 30,	December 31,
	2018	2017
Warrants to purchase common stock	1,239,423	389,423
Stock option plan:
Options outstanding	1,844,030	1,560,453
Restricted stock units outstanding	1,074,193	509,894
Shares available for future grants	289,258	580,827
Shares available for ESPP	362,938	275,587
Total	4,809,842	3,316,184

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following common stock warrants were outstanding:

As of September 30, 2018
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

2015 Equity Incentive Plan.

In September 2015, our Board of Directors adopted, and in October 2015 our stockholders approved, our 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan became effective on the date immediately prior to the date of our initial public offering (“IPO”). As a result, 1,813,272 shares of common stock previously reserved but unissued under the 2007 Plan on the effective date of the 2015 Equity Incentive Plan became reserved for issuance under our 2015 Equity Incentive Plan, and we ceased granting awards under our 2007 Plan. The number of shares reserved for issuance

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

under our 2015 Equity Incentive Plan will increase automatically on the first day of January of each of 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of our common stock as of the immediately preceding December 31. However, our Board of Directors may reduce the amount of the increase in any particular year.

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

Under our 2015 Employee Stock Purchase Plan, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. Eligible employees will be able to select a rate of payroll deduction up to 15% of their base cash compensation. The purchase price for shares of our common stock purchased under our 2015 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. Except for the first offering period, each offering period will run for no more than nine months, with purchases occurring every nine months. The first offering period began upon the effective date of our IPO and was originally set to end on June 30, 2016. On May 25, 2016, the Board of Directors extended the initial offering period to July 31, 2016. Subsequent purchase periods will be 6 months in duration beginning on August 1, 2016. On July 29, 2016, we issued 68,392 shares of common stock in conjunction with the end date of the initial purchase window. During 2017, we issued 110,711 shares of common stock pursuant to the ESPP. On January 31, 2018 we issued 55,806 shares of common stock pursuant to the ESPP. On July 31, 2018 we issued 69,761 shares of common stock in conjunction with the end date of the latest purchase window.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of stock option and RSUs (including performance-based RSU) activity under the 2007 Plan and the 2015 Equity Incentive Plan is as follows:

	Stock Options
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2015	796,356	2.49	6.5	$4,157
Granted	230,200	3.38
Exercised	(13,112)	1.80
Canceled	(21,549)	3.73
Outstanding as of December 31, 2016	991,895	2.68	6.3	$161
Granted	835,480	4.30
Exercised	(230,123)	1.92
Canceled	(36,799)	4.16
Outstanding as of December 31, 2017	1,560,453	3.63	7.6	$4,632
Granted	448,200	7.45
Exercised	(108,222)	2.43
Canceled	(56,401)	3.49
Outstanding as of September 30, 2018	1,844,030	$4.63	7.8	$3,397
Options vested and expected to vest as of September 30, 2018	1,750,842	$4.56	7.7	$3,321
Options vested and exercisable as of September 30, 2018	892,281	$3.47	6.5	$2,451

	Restricted Stock Units
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2015	874,508	$5.95	1.8	$6,742
Granted	69,414	4.82
Released	(438,086)	5.95
Forfeited/expired	(14,882)	5.70
Outstanding as of December 31, 2016	490,954	5.80	0.5	$908
Granted	541,513	2.88
Released	(497,009)	5.64
Forfeited/expired	(25,564)	5.98
Outstanding as of December 31, 2017	509,894	2.84	1.4	$3,288
Granted	758,165	7.12
Released	(178,380)	3.65
Forfeited/expired	(15,486)	8.53
Outstanding as of September 30, 2018	1,074,193	$5.68	1.5	$6,391

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Volatility	77%	—	72%	86%
Expected dividend yield	—	—	—	—
Risk-free rate	2.80%	—	2.84%	2.15%
Expected term (in years)	5	—	6	6

The weighted-average grant date fair value of the options granted under the 2015 Equity Incentive Plan as calculated using the Black-Scholes option-pricing model was $3.62 and $4.69 per share for the three and nine months ended September 30, 2018, respectively.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table presents the effects of stock-based compensation for stock options, RSUs (including performance-based RSUs), and ESPP purchase rights (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$56	$35	$129	$86
Research and development	356	373	786	937
Sales and marketing	180	239	456	621
General and administrative	348	420	732	1,229
Total	$940	$1,067	$2,103	$2,873

Stock-based compensation expense capitalized to inventories was not material during the three and nine months ended September 30, 2018 and 2017.

We did not realize any income tax benefit from stock option exercises in any of the periods presented due to recurring losses and valuation allowances.

As of September 30, 2018, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $3.0 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.8 years.

As of September 30, 2018, the total unrecognized compensation cost related to RSUs (including performance-based RSUs) and ESPP purchase rights was $4.8 million and $0.1 million, respectively, and these amounts are expected to be recognized over 2.5 years and 0.3 years, respectively.

Note 12. Income Taxes.

We recorded a benefit from and provision for income tax of $64,000 and $17,000, respectively, for the three months ended September 30, 2018 and 2017, respectively, and a benefit from and provision for income tax of $80,000 and $57,000, respectively, for the nine months ended September 30, 2018 and 2017, respectively. The income tax provision is comprised of estimates of current and deferred taxes in domestic and foreign jurisdictions. The income tax provision reflects tax expense associated with foreign taxes, state income tax, uncertain tax positions and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. The decrease in the tax provision between 2018 and 2017 is primarily due to a deferred tax benefit associated with our foreign deferred tax liability.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, we have determined that the provisional amount related to the mandatory deemed repatriation of deferred foreign income was $0.1 million based on cumulative foreign earnings of $0.6 million. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. We are continuing to gather additional information to more precisely compute the amount of deferred foreign income to be included in U.S. taxable income. Any subsequent adjustment to these amounts will be recorded in the quarter of 2018 when the analysis is complete.

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

As of September 30, 2018, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period that such determination is made.

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of September 30, 2018.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock options	1,844,030	1,592,551	1,844,030	1,592,551
Restricted stock units	1,074,193	635,161	1,074,193	635,161
Common stock warrants	1,239,423	404,136	1,239,423	404,136
	4,157,646	2,631,848	4,157,646	2,631,848

Note 14. Related Party Transactions.

The Company purchases certain wafers from Altis Semiconductor S.N.C., which was acquired by X-FAB Silicon Foundries, a stockholder of the Company, in 2016. We made no payments to X-Fab Silicon Foundries during the three and nine months ended September 30, 2018. We made payments of $45,000 and $82,000 to X-FAB during the three and nine months ended September 30, 2017. As of September 30, 2018 and December 31, 2017, there were no invoices included within accounts payable on the condensed consolidated balance sheets.

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

Overview

We are a leading provider of innovative, application-specific semiconductors and systems that provide the key building blocks of Internet of Things, or IoT, edge devices operating on networks worldwide. Our broad portfolio of semiconductor and embedded technologies are optimized for connected IoT devices used in industrial, consumer, communications and medical applications. Through expert design, systems expertise and proprietary intellectual property, we enable our customers to differentiate their systems where it matters most for IoT: longer battery life, greater reliability, integrated intelligence and lower cost. Our product portfolio includes analog, digital and non-volatile memory, or NVM, technologies delivered in the form of standard products, application-specific integrated circuits, or ASICs, and intellectual property, or IP, cores.

Our revenue is primarily derived from the sale of our NVM products, specifically our serial flash memory products, which represented substantially all of our revenue for the nine months ended September 30, 2018. In recent years, we have invested in developing and commercializing new flash memory products that are well suited for low-power, high-growth applications. In 2013, we introduced the first of our next-generation DataFlash and Fusion Serial Flash products. Revenue from our next-generation NVM products were $16.3 million and $15.2 million for the three months ended September 30, 2018 and 2017, respectively. With the acquisition of S3 Asic Semiconductors Limited, or S3, in May 2018, we expanded our product offering and began selling analog, mixed-signal and radio frequency ASICs and IP blocks, and managing the supply of high-quality devices to our customers.  We acquired 100% of the issued capital of Echelon Corporation on September 14, 2018. During the three months ended September 30, 2018, S3 and Echelon revenues were approximately $5.6 million.

For the nine months ended September 30, 2018, our products were sold to more than 2,000 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 59% and 74% of our revenue from distributors in each of the nine months ended September 30, 2018 and 2017, respectively. Sales to three distributors generated approximately 32% and 38% of our revenue during the nine months ended September 30, 2018 and 2017, respectively. Additionally, we derived approximately 72% and 78% of our revenue internationally during the nine months ended September 30, 2018 and 2017, respectively, the majority of which was recognized in the Asia Pacific, or APAC, region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped.

We employ a fabless manufacturing strategy and use market-leading suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy significantly reduces the capital investment that would otherwise by required to operate manufacturing facilities of our own.

Recent Developments

Acquisition of Echelon Corporation

On June 28, 2018, we entered into an agreement and plan of merger with Echelon Corporation, or Echelon, under which we agreed to acquire Echelon through a merger of a wholly owned subsidiary of ours with Echelon. Following the completion of the merger on September 14, 2018, Echelon became our wholly owned subsidiary. Under the merger agreement, at the closing of the acquisition, September 14, 2018, all outstanding equity securities of Echelon were converted into the right to receive an aggregate amount of approximately $44.1 million in cash.

Follow-On Offering

We completed a follow-on offering of our common stock in July 2018. We sold 7,705,000 shares, including 1,005,000 shares upon exercise of the underwriters’ option to purchase additional shares. The shares were sold at a public offering price of $6.00 per share for net proceeds of approximately $42.7 million to us, after deducting underwriting discounts, commissions and offering expenses.

Factors Affecting Our Performance

Product adoption in new markets and applications. We optimize our products to meet the technical requirements of the emerging IoT market. The growth in the IoT market is dependent on many factors, most of which are outside of our control. Should the IoT market not develop or develop more slowly, our financial results could be adversely affected.

Ability to attract and retain customers that make large orders. In 2017, our products were sold to more than 2,000 end customers, of which approximately 50 generated more than half our revenue. One end customer accounted for 10% or more of our revenue in 2016. No end customer accounted for 10% or more of our revenue in 2017 or the first nine months of 2018. While we expect the composition of our customers to change over time, our business and operating results will depend on our ability to continually target new and retain existing customers that make large orders, particularly those in growth markets which are less dependent on macroeconomic conditions.

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system cost of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements and qualified our NVM device for their products. The number of our design wins has grown from 135 in 2015 to 296 in 2016 and to 417 in 2017. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends. We had 423 new design wins during the first nine months of 2018.

Pricing, product cost and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, manufacturing yields and inventory write downs, if any. In general, newly introduced products and products with higher performance and more features tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. In the normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. More recently, certain of our suppliers have increased costs although such increase did not have a material impact on our results of operations for the nine months ended September 30, 2018. If we are unable to maintain overall average selling prices or offset any declines in average selling prices with realized savings on product costs, our gross margin will decline.

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

Components of Our Results of Operations

Revenue

During the first nine months of 2018 we derived more than 86% of our revenue through the sale of our NVM products to OEMs and ODMs, primarily through distributors. We generated 59% and 74% of our revenue from distributors in each of the nine months ended September 30, 2018 and 2017, respectively. We derived approximately 13% of our revenue from the operations of S3 and Echelon during the first nine months of 2018. Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We sell the majority of our products to distributors and generally recognize revenue when we ship the product directly to the distributors since title and risk of loss transfers at that time.

Because our distributors market and sell their products worldwide, our revenue by geographic location is not necessarily indicative of where our customers’ product sales and design win activity occur, but rather of where their manufacturing operations occur.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs paid to our third-party manufacturers for wafer fabrication, assembly and testing of our NVM products, write-downs of inventory for excess and obsolete inventories including write-downs of inventory for products based on CBRAM technology and accruals for future losses on CBRAM wafer purchase commitments to the extent our costs exceed the market price for such products. To a lesser extent, cost of revenue also includes depreciation of test equipment and expenses relating to manufacturing support activities, including personnel-

related costs, logistics and quality assurance and shipping. Cost of revenue for S3 is driven primarily by personnel-related costs.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expense. Personnel-related costs, including salaries, benefits, bonuses and stock-based compensation, are the most significant component of each of our operating expense categories. In addition, in the near term we expect to hire additional personnel, primarily in our selling and marketing functions, and increase research and development expenditures. Accordingly, we expect our operating expenses to increase in absolute dollars as we invest in these initiatives.

Research and Development. Our research and development expenses consist primarily of personnel-related costs for the design and development of our products and technologies. Additional research and development expenses include product prototype costs, amortization of mask costs and other materials costs, external test and characterization expenses, depreciation, amortization of design tool software licenses, amortization of acquisition-related intangible assets and allocated overhead expenses. We also incur costs related to outsourced research and development activities and joint venture activities. We expect research and development expenses to increase in absolute dollars for the foreseeable future as we continue to improve our product features and increase our portfolio of solutions.

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

Other Income (Expense), Net

Other income (expense), net is comprised of interest income (expense) and other income (expense). Interest expense consists of interest on our outstanding debt. Other expense, net consists primarily of the foreign exchange gains or losses. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

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

Comparison of the Three and Nine months ended September 30, 2018 and 2017 (in thousands, except percentage data):

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Revenue, net	$21,927	$15,239	6,688	44%	$55,412	$39,958	15,454	39%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue by geography:
United States	32%	22%	28%	22%
Europe	23%	13%	21%	15%
Asia Pacific	41%	64%	49%	61%
Rest of world	4%	1%	2%	2%

Revenue increased by $6.7 million, or 44%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was due primarily to higher sales of standard memory products to Tier 1 OEM customers and the contribution of revenues of approximately $5.6 million from S3 and Echelon products.

Revenue increased by $15.5 million, or 39%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was due primarily to an 18% increase in unit shipments from our FusionFlash, Standard Flash and DataFlash products along with the contribution of revenue of approximately $7.6 million from S3 and Echelon products.

Cost of Revenue and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Cost of revenue	$12,344	$7,773	$4,571	59%	$30,885	$20,215	$10,670	53%
Gross profit	9,583	7,466	2,117	28%	24,527	19,743	4,784	24%
Gross margin	44%	49%			44%	49%

Cost of revenue increased by $4.6 million, or 59%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was due primarily to a mix shift to products with a higher product cost, additional expenses associated with our operations organization, and a reduction in sales of previously written down products along with incremental cost of revenue incurred as a result of our May 2018 acquisition of S3 and our September 2018 acquisition of Echelon.

Cost of revenue increased by $10.7 million, or 53%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was due primarily to an 18% increase in unit shipments and additional expenses associated with our operations organization along with incremental cost of revenue incurred as a result of our May 2018 acquisition of S3 and our September 2018 acquisition of Echelon.

Our gross margin percentage decreased from 49% to 44% for the three months ended September 30, 2018 and for the nine months ended September 30, 2018 primarily due to product mix impacts as we generated a higher proportion of our revenues from sales to Tier 1 OEM customers of Standard Flash memory products which generally carry lower gross margins than our other memory products.

Gross profit increased by $2.1 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due to gross profit generated from our S3 and Echelon businesses offset by a decrease driven by sales to Tier 1 OEM customers of Standard Flash memory products which generally carry lower gross margins.

Gross profit increased by $4.8 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarily to an increase in unit shipments along with gross profit generated from our S3 and Echelon businesses.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Operating expenses:
Research and development	$5,620	$3,606	$2,014	56%	$13,706	$10,653	$3,053	29%
Sales and marketing	4,256	2,897	1,359	47	10,623	8,408	2,215	26
General and administrative	7,130	1,761	5,369	305	12,484	5,569	6,915	124
Total operating expenses	$17,006	$8,264	$8,742	106%	$36,813	$24,630	$12,183	49%

Research and Development. Research and development expense increased by $2.0 million, or 56%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was due primarily to a $1.1 million increase in outside services, a $0.4 million increase in depreciation and amortization expense, and a $1.7 million increase in personnel-related costs, partially offset by a $1.2 million decrease in facilities related costs.

Research and development expense increased by $3.1 million, or 29%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was due primarily to a $1.9 million increase in personnel-related costs, a $1.4 million increase in outsourced research and development activities, a $0.6 million increase in depreciation and amortization expense, and a $0.2 million increase in research and development materials and supplies partially offset by a $1.1 million decrease in facilities related costs.

Sales and Marketing. Sales and marketing expense increased by $1.4 million, or 47% for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was due primarily to a $0.5 million increase in personnel-related costs, a $0.6 million increase in acquisition-related amortization expense, a $0.1 million increase in outside service, and a $0.1 million increase in travel costs and tradeshows.

Sales and marketing expense increased by $2.2 million, or 26% for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was due primarily to a $0.7 million increase in personnel-related costs, a $0.3 million increase in outsourced sales and marketing, a $0.9 million increase in acquisition-related amortization expense, and a $0.2 million increase in travel costs.

General and Administrative. General and administrative expenses increased by $5.4 million, or 305%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was due primarily to acquisition-related legal and accounting costs of $2.9 million, separation pay of $1.9 million, personnel-related costs of $0.1 million, outside services of $0.2 million, facilities-related costs of $0.1 million, public company expenses of $0.1 million and $0.1 million in travel costs.

General and administrative expenses increased by $6.9 million, or 124%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was due primarily to acquisition-related legal and accounting costs of $4.9 million, separation pay of $1.9 million, an increase in outside services of $0.3 million, an increase in facilities-related costs of $0.3 million and an increase of travel expenses of $0.1 million, partially offset by a decrease in personnel-related costs of $0.4 million, mostly due to 2015 RSUs becoming fully vested, and a decrease of public company expenses of $0.2 million.

Other Income (Expense), Net

	Three Months Ended				Nine months ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Interest expense, net	$(1,046)	(170)	$(876)	(515)%	$(2,368)	(581)	$(1,787)	(308)%
Other income (expense), net	8	(12)	20	167	17	2	15	750
Total other income (expense), net	$(1,038)	$(182)	$(856)	(470)%	$(2,351)	$(579)	$(1,772)	(306)%

Interest expense, net increased by approximately $0.9 million during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, primarily due to additional interest on the term loan of $0.6 million and amortization of debt discount $0.4 million as we increased our level of indebtedness during the three months ended September 30, 2018 in connection with the S3 acquisition.

Interest expense, net increased by approximately $1.8 million during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, primarily due to additional interest of $1.2 million and amortization of debt discount of $0.5 million as we increased our level of indebtedness during the nine months ended September 30, 2018 in connection with the S3 acquisition.

Other income (expense), net increased by approximately $20,000 during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 due primarily to a decrease in foreign currency transaction charges.

Other income (expense), net increased by approximately $15,000 during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 due primarily to a decrease in foreign currency transaction charges.

Provision for (benefit from) Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2018	2017	$	%	2018	2017	$	%
Provision for (benefit from) income taxes	$(64)	$17	$(81)	(476)%	$(80)	$57	$(137)	(240)%

Provision for income taxes decreased by $81,000 during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decrease was due primarily to a reduction in tax expense related to our foreign subsidiaries as well as an increase in benefits related to deferred taxes in the United States.

Provision for income taxes decreased by $137,000 during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease was due primarily to a reduction in tax expense related to our foreign subsidiaries as well as an increase in benefits related to deferred taxes in the United States.

Liquidity and Capital Resources

Our principal source of liquidity as of September 30, 2018 consisted of cash and cash equivalents of $13.3 million and short-term investments of $1.3 million. Our outstanding borrowings under our new credit facility as of September 30, 2018 were $35.0 million. Substantially all of our cash and cash equivalents are held in the United States.

We believe our existing cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs over the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017
Cash flows used in operating activities	$(13,082)	$(1,216)
Cash flows used in investing activities	(66,517)	(2,054)
Cash flows provided by financing activities	63,190	14,129

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

During the nine months ended September 30, 2018, cash used in operating activities was approximately $13.1 million and was due primarily to a net loss of $14.6 million, partially offset by non-cash charges of $2.1 million related to stock-based compensation expense, $1.7 million related to depreciation and amortization, $2.1 million related to the amortization of intangible assets, $0.7 million related to amortization of debt discount, and a decrease in our net assets and liabilities of $4.7 million. The decrease in net assets and liabilities is due primarily to an increase in accounts receivable of $12.8 million, an increase in inventories of $6.0 million, a decrease in deferred rent of $0.3 million, partially offset by an increase in price adjustments and other revenue reserves of $5.2 million, an increase in accounts payable, accrued compensation and other accrued expenses of $8.1 million, and a decrease in prepaid expenses and other current assets of $0.9 million.

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

Cash Flows from Investing Activities

During the nine months ended September 30, 2018, cash used in investing activities was $66.5 million and was due to our purchase of all the assets of S3, net of cash acquired, for $34.6 million, the acquisition of Echelon, net of cash acquired, of $28.8 million, purchases of property and equipment of $2.6 million and an investment in the notes receivable of Semitech for $0.4 million.

During the nine months ended September 30, 2017, cash used in investing activities was $2.1 million and was due primarily to purchases of equipment and investments in leasehold improvements related to our headquarters facility in Santa Clara.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018, cash provided by financing activities was $63.2 million and was due primarily to proceeds from a term loan, net of fees, of $33.6 million, net proceeds from a public equity offering to finance the Echelon acquisition of $42.7 million, and proceeds from the exercise of stock options and our employee stock purchase plan of $0.8 million offset in part by repayment of our line of credit and term loan with Western Alliance Bank of $13.5 million.

During the nine months ended September 30, 2017, cash provided by financing activities was $14.1 million and was due primarily to proceeds from a follow-on offering of our common stock of $18.4 million, net of fees, net proceeds from our line of credit of $0.2 million, and net proceeds from the exercise of stock options of $0.6 million, partially offset by repayments on our term loan of $4.9 million and tax withholdings related to settlement of RSUs of $0.2 million.

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

Cortland Capital Market Services LLC Term Loan.

One May 8, 2018, we entered into a credit agreement with Cortland Capital Market Services LLC (“Cortland”) (“Credit Agreement”). The Credit Agreement provides for a 1st lien senior secured term loan of $35.0 million (“Term Loan”). The Term Loan bears interest at a rate per annum equal to the sum of the Libor Rate (2.4375% on September 30, 2018) plus 8.75% and is payable in consecutive quarterly installments starting December 31, 2018. The Term Loan is scheduled to mature May 8, 2022.  The Credit Agreement provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions.

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including maximum consolidated leverage ratios and minimum liquidity. Upon an occurrence of an event of default, under the Credit Facility we could be required to pay interest on all outstanding obligations under the agreement at a rate of 2% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of September 30, 2018, we were in compliance with all financial covenants and restrictions.

In connection with the Credit Agreement, Cortland received a warrant to purchase 850,000 shares of common stock at an exercise price of $8.30 and a term of six years. In addition, we paid financing costs of $1.4 million. The financing costs and the value of the warrant, $4.8 million, were recorded as a debt discount and are being amortized over the life of the agreement. Amortization of debt discount was $0.4 million and $0.7 million for the three and nine months ended in September 30, 2018, respectively.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of September 30, 2018:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 Years	4 – 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$7,994	$2,425	$3,094	$2,475	$—
Inventory-related commitments (2)	3,291	3,291	—	—	—
Financing arrangements (3)	35,000	1,605	3,500	29,895	—
Joint Development and Manufacturing Agreement (4)	400	400	—	—	—
Licensing and Development Agreement (5)	75	75	—	—	—
Total contractual cash obligations	$46,760	$7,796	$6,594	$32,370	$—

(1)	Operating leases primarily relate to our leases of office space with terms expiring through July 31, 2023.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of September 30, 2018.
(3)	Financing arrangements represent debt maturities under our term loan.
(4)	Represents our commitments under the third amendment of the CBRAM Joint Development and Manufacturing Agreement executed on November 22, 2017 with TowerJazz Panasonic Semiconductor Company.
(5)	Represents our commitments under the Licensing and Development Agreement executed on April 21, 2016 with Semitech Semiconductor Pty, Ltd. or Semitech.

As of September 30, 2018, we had a liability of $41,000 for uncertain tax positions.

In May 2018, we entered into a new $35.0 million credit facility and terminated of our existing credit facility, which included paying off the outstanding term loan thereunder.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $13.3 million and short-term investments of $1.3 million as of September 30, 2018, consisting of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross debt of $35.0 million offset by an unamortized debt discount of approximately $5.6 million as of September 30, 2018. The outstanding debt relates to a term loan described in section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility”.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would not have a material impact on interest expense on our principal balances as of September 30, 2018.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

We have incurred net losses since our inception. We incurred net losses of $5.7 million, $11.6 million, and $8.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, and $14.6 million during the first nine months of 2018. As of September 30, 2018, we had an accumulated deficit of $114.4 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

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

•                  limited warranties on wafers or products supplied to us; and

•                  potential increases in prices.

We currently do not have long-term supply contracts with our third-party contract manufacturers for the products we sell to generate the bulk of our revenue, our NVM products, including United Microelectronics Corporation and Amkor Technology, Inc. Therefore, they are not obligated to perform services or supply components to us for any specific period, in any specific quantities, or at any specific price, except as may be provided in a particular purchase order. During periods of high demand and tight inventories, our third-party foundries and assembly and testing contractors may allocate capacity to the production of other companies’ components while reducing deliveries to us, or significantly raise their prices. In particular, they may allocate capacity to other customers that are larger and better financed than us or that have long-term agreements, decreasing the capacity available to us. Shortages of capacity available to us may be caused by the actions of their other, large customers that may be difficult to predict, such as major product launches. If we need other foundries or assembly and test contractors because of increased demand, or if we are unable to obtain timely and adequate deliveries from our providers, we might not be able to cost-effectively and quickly retain other vendors to satisfy our requirements. Because the lead-time needed to establish a relationship with a new third-party supplier could be several quarters, there is no readily available alternative source of supply for any specific component. In addition, the time and expense to qualify a new foundry could result in additional expense, diversion of resources or lost sales, any of which would negatively impact our financial results.

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

If any of our current or future foundry partners or assembly and test subcontractors significantly increases the costs of wafers or other materials, interrupts or reduces our supply, including for reasons outside of their control, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. During 2017, one of our foundry partners increased the costs of wafers to us. Although such increase did not have a material impact on our results of operations for the nine months ended September 30, 2018 and is not expected to have a material impact in the near term, there can be no assurances that such additional increases will not have a material adverse impact on our future operating results. Such increases could also damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation

We may be unable to match production with customer demand for a variety of reasons including our inability to accurately forecast customer demand or the capacity constraints of contract manufacturers, which could adversely affect our operating results.

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

We may experience difficulties in realizing the expected benefits of the acquisitions of S3 Semiconductors and Echelon Corporation and may continue to incur significant acquisition-related costs and transition costs in connection with these completed acquisitions.

We completed the acquisitions of S3 Semiconductors on May 9, 2018 and the acquisition of Echelon on September 14, 2018. The integration of these businesses has resulted in and continues to result in substantial financial costs and the investment of personnel time and attention and other resources. The success of each acquisition depends in part on our ability to realize the anticipated business opportunities, including certain cost savings and operational efficiencies or synergies, and growth prospects from combining the respective companies with Adesto in an efficient and effective manner. We may never realize these business opportunities and growth prospects and, we may incur additional costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.

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

In order to compete effectively in our markets, we must continually design, develop and introduce new and improved products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We have developed and are continuing to develop next-generation products, such as our Moneta and EcoXiP products, which we expect to be one of the drivers of our future revenue growth. However, we may not succeed in developing and marketing these new and enhanced products. We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers new generations of our products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, we generated limited revenue from sales of our Mavriq products to date. While we expect revenue from our Mavriq products to grow, we may not be able to materially increase our revenue from this product family. Similarly, any of our more recently-introduced products or product families, such as Moneta and EcoXiP, may not achieve market acceptance and contribute significantly to our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

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

Sales through distributors accounted for approximately 59% and 74% of our revenues during the first nine months of 2018 and 2017, respectively. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

The global semiconductor market in general, and the IoT semiconductor market in particular, are highly competitive. We expect competition to increase and intensify as other semiconductor companies enter our markets, many of which have greater financial and other resources with which to pursue technology development, product design, manufacturing, marketing and sales and distribution of their products. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results. Currently, our competitors range from large, international companies offering a wide range of semiconductor products or systems to companies specializing in other alternative, specialized emerging memory technologies. Our primary competitors include GigaDevice Semiconductor, Macronix International Co. Ltd., Microchip Technology Inc., Micron Technology, Inc., Cypress Semiconductor Corporation, Winbond Electronics Corp., Cree Inc., Digi International, General Electric, Maxim Integrated Products, Philips, Siemens, Silver Spring Networks, STMicroelectronics, Telensa, Texas Instruments, Tridium, On Semiconductor, Socionext, Ansem, IC Sense and Verisilicon. Key industry standard and trade group competitors include BACnet, DALI, DeviceNet, HART, Konnex, Profibus, ZigBee, and the ZWave Alliance in the IoT market. Each of these standards and/or alliances is backed by one or more competitors. In addition, as the IoT market opportunity grows, we expect new entrants will enter these markets and existing competitors, including leading semiconductor companies, may make significant investments to compete more effectively against our products. These competitors could develop technologies or architectures that make our products or technologies obsolete.

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

If our IoT solutions become subject to cyber-attacks, or if public perception is that they are vulnerable to cyber-attacks, our reputation and business would suffer.

We have designed our IoT products, including our outdoor lighting solutions products acquired from Echelon, to interoperate with other third-party products and systems.  Although we attempt to safeguard our products and solutions from cybersecurity threats, the potential for cyber security attacks and other incidents continues to evolve in scope and frequency.

Advances in and expanding availability of technical tools to enable cybersecurity attacks, and increasing sophistication of the threats, deepen the risk of potential security incidents.  This risk expands as new protocols and devices are implemented into our products and systems, and as customer requirements evolve.  Should our products, or the combination of our products into third party systems, fail to prevent or be unable to withstand any such threats or cyber-attacks, or if our partners or customers fail to safeguard applicable technologies, products or the systems with adequate security policies and measures or otherwise, our business and reputation may be harmed.

We have attempted to design certain of our products to prevent and monitor unauthorized access, misuse, modification or other activities related to those products and the systems into which the products are intended to be placed. Despite our security measures, our products or systems may be subject to unauthorized break ins, viruses, disruptions, high-jacking, cyber terrorism, misuse, tampering, other unauthorized access or modification, or unauthorized access to, or acquisition, loss, or alteration of, data. Should our products fail to perform, be unable to withstand a cyber-attack, or otherwise suffer a security incident, or be perceived to have suffered any kind of security vulnerability or cyber incidents, we could face legal liability, and encounter material adverse financial and reputational harm.

In addition, we believe that there could be incidents of security breaches in the future which could receive significant publicity and visibility. Any such publicity or visibility, regardless of whether the problem is due or related to the performance or security measures of our products or systems, could have a negative effect on public confidence, or cause a perception that our solutions are or could be subject to similar attacks or breaches, and our business, results of operations and financial condition may be materially and adversely affected. Such an event could also result in a material adverse effect on the market price of our common stock, independent of the direct effects on our business.

Furthermore, because some of the information collected by some of our solutions is or may be considered personal data or otherwise may be alleged to be confidential or proprietary to our customers or third parties, a cyber-attack or other data security incident, including any unauthorized access to, loss of, or acquisition of data collected or maintained by our solutions, could violate, or be alleged to violate, applicable privacy, consumer or information security laws, regulations or other obligations. Any of the foregoing could cause us to face regulatory investigations and enforcement actions, private litigation, and other financial or legal liability, as well as harm to our reputation and business, any of which could have a material adverse effect on our business and financial performance.

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

We have grown our business through acquisitions and we expect to continue to evaluate and enter into discussions regarding potential strategic transactions. We completed the acquisition of S3 in May 2018 and acquisition of Echelon in September 2018. These transactions are and any new acquisitions or investments could be material to our financial condition and results of operations. The process of integrating businesses and technology can create unforeseen operating difficulties and expenditures as could the integration of any future acquisitions. Such transactions could create risks for us, including:

•                  difficulties in assimilating acquired personnel, operations and technologies or realizing synergies expected in connection with an acquisition, particularly with acquisitions of companies with large and widespread operations, complex products or that operate in markets in which we historically have had limited experience;

•                  unanticipated costs or liabilities, including possible litigation associated with the acquisition;

•                  failure to realize expected revenue growth and higher than expected operating, transaction and integration costs;

•                  incurrence of acquisition-related costs;

•	inability to maintain, develop and deepen relationships with end customers of newly acquired businesses and otherwise expand our sales channels;

•                  diversion of management’s attention from other business concerns;

•                  use of resources that are needed in other parts of our business; and

•                  use of substantial portions of our available cash to consummate an acquisition.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in the use of substantial amounts of our cash and cash equivalents, dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition. We do not have an extensive history of acquiring other companies and managing integrations, and the risk of failing to achieve the anticipated benefits and synergies of our acquisitions of S3 Semiconductors and Echelon may be increased by the risks inherent to managing concurrent integrations.  Also, the anticipated benefits of any acquisitions may not materialize, may be less beneficial, or may develop more slowly, than we expect. If we do not receive the benefits anticipated from these acquisitions and investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected and our stock price could decline.

Our success depends on our ability to attract and retain key employees, and our failure to do so could harm our ability to grow our business and execute our business strategies.

 Our success depends on our ability to attract and retain our key employees, including our management team and experienced engineers. Competition for personnel in the semiconductor technology field is intense, and the availability of suitable and qualified candidates is limited. We compete to attract and retain qualified research and development personnel with other semiconductor companies, universities and research institutions, particularly those in the San Francisco Bay Area where our headquarters is located. The members of our management and key employees are at-will employees. In addition, our management and employees, including those recently added from S3 Semiconductor and Echelon, may experience uncertainly about their future roles with us as we integrate the acquired businesses into our existing organizational structure. We must continue to attract and motivate all our employees and keep them focused on our strategies and goals following the acquisitions. If we lose the services of any key senior management member or employee, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely impact our business and prospects. The loss of the services of one or more of our key employees, especially our key engineers, or our inability to attract and retain qualified engineers, could harm our business, financial condition and results of operations.

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

With the acquisitions of S3 Semiconductors and Echelon, we expanded our global footprint beyond the limited operations we once had in Europe and Asia. We intend to expand our operations in Asia and, the acquisitions significantly expand our global operations. The success of our business depends, in large part, on our ability to operate successfully from geographically disparate locations and to further expand our international operations and sales. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those we face in the United States. We cannot be sure that further international expansion will be successful. In addition, we face risks in doing business internationally that could expose us to reduced demand for our products, lower prices for our products or other adverse effects on our operating results. Among the risks we believe are most likely to affect us are:

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

•	the effectiveness of our policies and procedures designed to ensure compliance with the Foreign Corrupt Practices Act of 1977 and similar regulations;
•	the imposition of tariffs or other trade barriers on the importation of our products;

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

We have a substantial amount of indebtedness, which will require significant interest payments. After giving effect to the term loan we received in May 2018, we have had approximately $35 million aggregate principal amount of indebtedness outstanding as of September 30, 2018.  Our substantial level of indebtedness could have important consequences, including the following:

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

We have funded our operations since inception through equity financings, our borrowing arrangements, and our public offerings in October 2015, June 2017, and July 2018. We have incurred net losses and negative cash flows from operating activities since our inception, and we expect we will continue to incur operating and net losses and negative cash flows from operations for the foreseeable future. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to fund our ongoing operations, respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities, but we may not be able to timely secure additional debt or equity financing or raise additional capital in the public market on favorable terms or at all.

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

None.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

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

Adesto Technologies Corporation

Dated: November 9, 2018	By:	/s/ Ron Shelton
Ron Shelton Chief Financial Officer (Principal Financial and Accounting Officer)