Form 10-K
period 2018-12-31
ADESTO TECHNOLOGIES Corp
filed 2019-03-18
CIK 1395848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

001‑37582

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2018, based on the closing price of $8.40 for shares of the Registrant’s common stock as reported by The Nasdaq Stock Market, was approximately $152.1 million. Shares of common stock held by each executive officer, director and their affiliated holders have been excluded on the grounds that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common equity.

As of March 4, 2019, there were 29,644,787 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2018. Portions of such proxy statement are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

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

ITEM 1.       BUSINESS

Overview

We are a leading provider of innovative, application-specific semiconductors and embedded systems that provide the key building blocks of Internet of Things (IoT) edge devices operating on networks worldwide. Our broad portfolio of semiconductor and embedded technologies are optimized for connected IoT devices used in industrial, consumer, communications and medical applications. Through expert design, systems expertise and proprietary intellectual property, we enable our customers to differentiate their systems where it matters most for IoT: longer battery life, greater reliability, higher performance, integrated intelligence and lower cost. Through our solutions, we enable seamless access to data and control of ‘things’ in the connected world.

‘Internet of Things’ describes the technology paradigm that infuses intelligence and connectivity in the physical world to transform human experience and enhance business outcomes. The ability to integrate sensing and control technologies with communication functions is allowing ordinary objects to interact with their environment and communicate in a broad network. The Internet connected people together, and IoT is connecting things.  IoT transformation is occurring across many segments from consumer markets to healthcare to the broad industrial segment.

We have deep experience across a variety of technologies used in IoT deployments in many segments.  Our products are shipping in a broad range of connected products from smart utility meters to wearable fitness trackers and medical monitors to home automation and building control systems to satellite communications and fleet management.

Our customers use our broad portfolio of products and systems to design and build solutions within their own end markets. Our products are designed to deliver system performance and cost advantages to the end customers in their IoT deployments. These products can be classified into three broad groups:  Application Specific Non-Volatile Memory, Embedded Systems, and Application Specific Integrated Circuits (ASICs).

Non-Volatile Memory (NVM) is a key component in every system design. It sits at the core of every system and stores critical programs and data, controls how the system boots, and affects overall performance. We design and deliver ultra-low power, smart NVM devices that enable a new class of connected applications. We sell our NVM devices directly to leading original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who select our memories because of their distinct advantages for specific applications. Unlike commodity NVM devices, our value-add products are designed with the target system requirements in mind, enabling significant improvements in system performance and power consumption.

Our Embedded Systems offerings consist of edge devices (chips for communication and control), edge-gateways (for bridging between networks), and software and management tools to manage the deployment of these solutions. Our solutions are used by a wide array of OEMs and system integrators across a broad spectrum of Industrial IoT markets.

With our Application-Specific Integrated Circuit (ASIC) and intellectual property (IP) solutions, we help our customers who include OEMs, service providers, semiconductor vendors, and systems houses to design more optimized solutions for their end-markets. We complement their in-house system application knowledge and combine our IP with theirs to design and deliver exclusive, custom chips. By shrinking customers’ systems into custom ASICs, we are able to significantly cut their product unit costs, while boosting their product performance, reliability and providing product differentiation and protection. We combine our expertise in chip design and supply chain management to deliver finished products that help customers optimize their bills of materials (BOMs) and electronic system designs. We receive non-recurring engineering (NRE) revenue for designing each ASIC along with license fees for any of our IP which is incorporated into the ASIC, and once the customer transitions to production, we supply the actual ASICs for the life of the product. Our ASIC team has completed over 200 successful chips designed in a broad range of applications. Our custom ASICs, which are capable of integration with our embedded offerings, enables Adesto to provide unique future differentiation for our Industrial IoT (“IIoT”) customers.

The IIoT is a key area for Adesto, and this is where our solutions converge to provide unique value. The IIoT refers to communities of rules-based, self-directed devices that reside in commercial or industrial environments and operate with little or no human interaction. These devices are found in environments that are often harsh in nature (e.g., extreme temperature, vibration, noise, humidity, dust) with intermittent connectivity. Specialized requirements of the IIoT include non-compromising control capability, proven reliability, hardened security, and product longevity. Unlike the consumer IoT, the IIoT has many business logic and mission critical requirements and long product lifecycles. The nature of evolving commercial and industrial environments means that IIoT systems must integrate decades of existing and in-service infrastructure that is already deployed in the field. When these solutions are connected, they generally communicate with protocols developed over many years which are often dedicated to specific applications. In IIoT deployments, new systems which require utilizing Internet Protocol (TCP/IP based networks) must interoperate with systems running mature operational technology protocols such as LonWorks, BacNet and Modbus. We believe that bridging this gap is an opportunity for Adesto.

In addition to the IIoT, significant markets for our ASIC and IP solutions include the communications market – both wireless and wireline and certain consumer segments. The emergence of new communications standards including 5G, next-generation DSL, as well as the demand for broader, cheaper satellite broadband access, coupled with the need to provide security of information are just a few of the emerging trends that will drive demand for new high-performance, highly reliable, and highly integrated solutions that can be facilitated by an ASIC.

We were originally incorporated in California in January 2006, and reincorporated in Delaware in October 2015. We completed our initial public offering, or IPO, of common stock in October 2015. Prior to 2018, our business was solely focused on designing and delivering application-specific NVM products.  In May 2018, we completed the acquisition of S3 Asic Semiconductors Limited, or S3 Semiconductors, a provider of analog, mixed-signal and radio frequency (“RF”) custom ASICs and IP cores. This transaction formed the basis of our ASIC business.  In September 2018, we completed the acquisition of Echelon Corporation, a pioneer in developing open-standard control networking platforms. This transaction formed the basis of our Embedded Systems business.  These acquisitions have changed our business profile significantly. We now offer a broad array of semiconductor and embedded systems products that provide powerful advantages to our IoT customers. Our solutions go far beyond memory devices and include application-specific semiconductors for communication and control at the edge of IoT, smart gateways, network management platforms and tools for our customers to deploy our solutions within their businesses. We believe there is unique value to be gained as we look to future roadmaps that leverage combined solutions.

Our principal executive offices are located at 3600 Peterson Way, Santa Clara, California 95054 and our main telephone number is (408) 400‑0578. We also have regional offices in China, the Czech Republic, Ireland, Portugal, Taiwan, and the United Kingdom. Our website is www.adestotech.com. The contents of our website are not incorporated into, or otherwise to be regarded as part of, this Annual Report on Form 10‑K.

Our Solutions

Our broad product portfolio includes non-volatile memory devices, analog and mixed-signal ASICs and IP cores, standard communication and control chips for IoT edge, communication modules, gateways and edge-servers. We also provide software, software development kits (SDKs), tools, and other solutions to help customers get to market quickly and easily with our products.

Memory Products

Most IoT edge and other electronic systems require NVMs to store executable firmware, update this firmware over the air (OTA) and log important data collected at the edge for future upload into the cloud. Our NVM products are created with specific features in mind and improve performance while dramatically reducing energy consumption and extending battery life. Reliability, enhanced security, product longevity and system cost are other decision factors for all customers, and particularly for IIoT applications. We optimize each product family for specific applications such as Execute-in-Place operation, datalogging and battery-operated devices.

Our products allow for greater efficiency than competing commodity NVM products in storing small packets of data for the IoT. This simplifies the microcontroller operation for data-logging, enables dramatic increases in battery life and enhances the reliability of the flash memory components. By incorporating power management features in our NVM products, we enable our customers to reduce the number of components and the overall footprint of their systems, thereby lowering the total cost of their systems. Some of our products can significantly improve system performance and power consumption by enabling the use of intelligent design to accelerate data handling capability between microprocessor and memory components.

Adesto’s value-add NVM products include:

DataFlash. Our DataFlash family is specially designed for data-logging applications such as smart meters, industrial and home automation sensing, health and fitness tracking. This family features byte-write capability and integrated Static Random Access Memory (SRAM), simplifying and minimizing the associated software stack. Offloading the MCU also reduces the overall system energy consumption.

Fusion Serial Flash. Our Fusion Serial Flash family pioneered wide voltage operation and ultra-deep power down modes which allows battery operated devices to be designed more cost effectively and maximize the battery life. These devices are designed for use in a wide variety of industrial and consumer applications including wearables, IoT edge products and RF modules.

EcoXiP. Our EcoXiP double data rate (DDR) Octal interface product family represents a new generation of non-volatile memory products ideal for execute-in-place (XiP) applications in embedded IoT systems. Unlike other NVM devices which are primarily in sleep mode, EcoXiP is intended to be active during system operation.  EcoXiP features enable significant reduction in operating power while improving processor performance. EcoXiP’s unique concurrent read and write feature reduces required memory size for Over-the-Air (OTA) updates and offers designers flexibility for future firmware code-size increases.  A proprietary pre-fetching scheme to optimize throughput is another key performance innovation. EcoXiP also offers best-in-class power management features.

MavriqCM. Our MavriqCM is an application specific NVM device intended specifically for mobile camera modules. Technology-enabled fast write speeds enabled by unique technology reduce camera module calibration time during the manufacturing process, thereby increasing manufacturing efficiency and reducing cost. MavriqCM is an extremely low-power device with significantly improved reliability during low voltage operation, an important requirement for any mobile device.

In addition to value-add and application-specific memories, Adesto offers high-quality Standard Serial Flash devices with industry standard features to store boot or program code with a low-pin-count standard serial interface. Adesto’s Standard Serial Flash products are used in a variety of applications including smart home applications, consumer electronics, and industrial applications which demand quality and performance.

Adesto offers a variety of advanced package options for most of its product line. These include wafer-level Chip Scale Package (CSP) for very small footprint applications and Known Good Die (KGD) for incorporation into System-in-Package (SiP) and Multi-Chip Module (MCM) solutions.

Embedded Systems Solutions

Our embedded components, modules, edge servers and software enable OEMs and system integrators to quickly develop IIoT devices for their end users. With Adesto’s embedded solutions, OEMs, application developers, and integrators can rapidly build innovative and interoperable solutions that meet the unique requirements of the IIoT, such as automation and control, industrial-strength reliability, and scalability. Our solutions enable customers to reduce energy consumption, capital and operating costs, and maintenance; more accurately control business-critical conditions; establish a platform for additional networked applications; and collect data for better asset utilization, increased efficiencies, and powerful predictive analytics. We categorize our products in a three-tier architecture: an edge device tier, an edge server tier, and a management tier.

Edge Device Tier. Products in the edge device tier include chips, Systems on Chips (SoCs), and protocol stacks for control and communications which are embedded in Industrial IoT devices such as load controllers, lighting ballasts, meters, and thermostats to enable them to act as peers working together to collect data and take cooperative action. These individual devices are managed by edge servers, such as our SmartServer™ IoT edge server.

Edge Server Tier. At the edge server tier, various control technologies and protocols are unified and supervised so that local decisions can be made at the device tier levels. An example of an edge server is the SmartServer™ IoT. Other products in this tier include the i.LON 700 edge router and network interface. In general, these products southbound to control protocols such as LonWorks technology, BACnet, and Open Smart Grid Protocol (OSGP) and northbound to remote clients, web applications, and cloud services through an IP interface. They feature open APIs for control and IoT use cases.

Management Tier. At the management tier, our solutions connect the edge server tiers to enterprise software / cloud / information technology solutions, so business rules can be established for the control system, and operational data can be archived for later analysis. Products in this tier include the IzoT Net Server and Commissioning Tool which enable IoT network deployment, the SmartServer IoT Central Management System (CMS) which allows devices connected to the SmartServer to be easily accessed, and application programming interfaces (APIs) for developers and integrators to create custom solutions.

Analog, Mixed-Signal and RF ASIC and IP Products

We provide analog, mixed-signal and RF ASICs and IP blocks, and manage every aspect of supplying high-quality devices to our customers.

Full Custom ASICs. Our custom ASICs are analog-intensive mixed-signal solutions that provide OEMs with many advantages, often enabling them to reduce bill-of-materials costs by 80% or more while creating smaller systems with fewer components. In addition, custom ASICs can provide systems with significant performance enhancements, lower power consumption, greater reliability and less risk of obsolescence. A sample of our portfolio of full-custom ASICs includes:

•	Satellite L-band transceivers
•	Analog-baseband ASIC for broadband wireless access
•	Embedded ASIC for critical industrial flow-control

•	Precision digitization ASIC for portable DNA sequencing
•	Mixed-signal ASIC with machine learning for a consumer Augmented Reality (AR) application
•	Wireless power transmit/receive ASICs

Analog, Mixed-Signal and RF IP Cores. We leverage our high-quality, silicon-proven IP blocks in custom ASIC designs and we also license our IP to third parties. Our continually growing portfolio of analog and mixed signal IP cores offers class-leading performance, power consumption and area. Products include:

•

Analog-Front-End (AFE) IP optimized for communications applications such as LTE-A,802.11ac/ax and G.Fast, multi-mode GNSS, and PLC comprising data convertors, clocking and auxiliary circuitry tailored for exact performance, power and area

•	Data Converters including Analog to Digital Converters (ADCs) and Digital to Analog Converters (DACs) targeting high-speed applications and high-precision applications
•

Power and Reference IP including a comprehensive portfolio of both linear regulators and DC-DC converters in addition to Power-on-Reset and reference circuitry; as well as a silicon-proven customizable Power Management IC solution targeting portable consumer devices

•

RF building blocks including Low Noise Amplifiers (LNAs), Mixers, Variable Gain Amplifiers (VGAs) rectifiers, transmitters, and power amplifiers targeting cellular, satellite, digital video broadcasting (DVB) and IMS Multimedia Subsystem (IMS) applications

•	Clock IP comprising versatile programmable Phase Locked Loops (PLLs) with low jitter and low power, ideal for power constrained applications
•	Embedded sensor IP that provides for real-time precision temperature sensing for SoC performance optimization and characterization

Customers

For our semiconductor products, our end customers include leading tier‑1 OEMs and ODMs that use our products across multiple industries and applications. During the year ended December 31, 2018, more than 2,000 end customers purchased our products.

We generate most of our revenue from sales of our NVM products to independent, non-exclusive distributors of our memory products, which many of our end customers use as an alternative means of fulfillment to direct purchases from us. For the year ended December 31, 2018, sales of our products to Arrow Electronics accounted for approximately 17% of our revenue. For the year ended December 31, 2017, sales of our products to Arrow Electronics and SAS Electronic Company accounted for approximately 18% and 10%, respectively, of our revenue. For the year ended December 31, 2016, sales of our products to Arrow Electronics and SAS Electronic Company accounted for approximately 14% and 11%, respectively, of our revenue. While no end customers accounted for 10% or more of our revenue in 2018 and 2017 through direct sales, one end customer accounted for 10% or more of our revenue in 2016 through sales to distributors. A majority of our revenue for 2018 was generated by approximately 32 end customers.

For our embedded systems products, during the year ended December 31, 2018, we had two customers that accounted for a significant portion of our revenues: Avnet Europe Comm VA (“Avnet”), the primary distributor of our IIoT products in Europe and Japan, and Engenuity Systems, Inc., a direct customer in the United States.

For our ASIC products, our customers include tier-one satellite operators such as Inmarsat and Iridium, industrial customers such as Flowserve, and wireless access customers. Initial revenues are achieved during the design phase of the ASIC when our engineering teams are working closely with our customers to architect and implement the most effective ASIC solution which will meet the customers’ requirements. Each ASIC project is underpinned by a specific contract covering the scope of the ASIC development, the NRE fees and any applicable IP license fees. The NRE and IP license fees are payable upon the successful achievement of project milestones as defined in the contract.

Sales

We sell our products through our worldwide sales organization and through our channel of representatives and distributors. We organize our sales resources by region, within which sales personnel may work directly with large OEM customers. We have sales personnel covering the Americas, Asia Pacific and Europe, Middle East and Africa.

We also work closely with select partners who lead in their markets to demonstrate to potential customers the value of our combined solutions. This includes microcontroller vendors, cloud providers, system integrators, and others.

We work directly with customers to have our NVM devices designed into and qualified for their products, which we refer to as design wins. Although we maintain direct sales, support and development relationships with our end customers, most of our NVM products are sold to end customers through our distribution partners.

We sell our embedded platform to OEMs and system integrators in the building, lighting, and industrial controls markets directly and through distribution worldwide. These efforts are supported with application engineering, technical support, and industry experts working out of the U.S. as well as China, Japan, South Korea, India, the Netherlands, and the United Kingdom. Regional sales personnel work directly with large OEM customers such as Honeywell, Schneider, Siemens, Trane, and others.

Our IP products are sold to third parties primarily through our Design & Reuse web portal and through representatives located in the United States and Asia.  In certain cases we are able to upsell to complete ASIC delivery by leveraging our IP.

Manufacturing

Semiconductor Manufacturing

For our semiconductor products including edge devices, ASICs and NVMs, we employ a fabless manufacturing business model and rely on third-party suppliers for all phases of the manufacturing process, including fabrication, assembly and testing. Our fabless business model allows us to leverage the expertise of industry-leading suppliers in such areas as fabrication, assembly, quality control and assurance, reliability and testing, and avoid the significant costs and risks associated with owning and operating such manufacturing operations. These suppliers also are responsible for procurement of raw materials used in the production of our products. As a result, we are able to focus our resources on product design, additional quality assurance, marketing and customer support.

We do not have a guaranteed level of production capacity from any of our suppliers’ facilities for the production of our products. We carefully qualify each of our suppliers and their subcontractors and processes to ensure they meet our standards for quality and reliability.

Wafer Fabrication. We currently manufacture the majority of our semiconductor product at United Microelectronics Corporation (UMC) in Taiwan. In addition to UMC, we use other foundries including XMC, a foundry in Wuhan, China, Semiconductor Manufacturing International Corporation (SMIC) based in Shanghai, China, Taiwan Semiconductor Manufacturing (TSMC) in Taiwan, X-Fab in France, Winbond Corporation in Taiwan and others.

Assembly, Testing and Wafer Probe. We maintain multiple sources for assembly and final testing of our products. Amkor Technology, Inc. in Taiwan, Korea and the Philippines, Deca Technologies in the Philippines, as well as Greatek Electronics Inc. in Taiwan currently provide substantially all of our assembly and final test services for our NVM products. Our wafer probing is performed by King Yuan Electronics Co., Ltd. in Taiwan. Assembly of our ASIC products is done through Advanced Semiconductor Engineering (ASE) in Taiwan. We continually monitor the manufacturing and testing of our products at all of our contractors to ensure that our manufacturing and testing procedures are properly implemented. Based on industry standard requirements, we perform reliability stress testing on the products that we produce and sell. Through this testing, we can detect and accelerate the presence of defects that may arise over the life of a product. As part of our total quality assurance program, our quality management system has been certified to ISO 9001:2115 standards. Our foundry, assembly and test vendors are also ISO 9001 certified.

System-Level Manufacturing

We use design and manufacturing services from third parties where it reduces our costs and takes advantage of consolidated purchasing power. We outsource all of our system-level manufacturing and limit our internal supply chain activities to quality inspection, system integration, custom configuration, final testing, and order fulfillment. We maintain work in process and finished good inventory in order to quickly respond to customer orders placed with relatively short delivery schedule.

For products requiring board level manufacturing, we utilize both third-party ODMs and contract electronic manufacturers (CEMs). CEMs procure component level materials and assemble, test, and inspect the final products to our design specifications. Our ODM vendors perform the same services as CEMs but also provide design services to our product requirements.

Research and Development

We believe that our continued success depends on our ability to both introduce improved versions of our existing solutions and to develop new solutions for the markets that we serve. We have made and intend to continue to make investments in product development, while implementing strategies for overall product development cost reduction where appropriate. As we continue with product and technology development, we will file the appropriate patent disclosures to protect our innovation and enhance our intellectual property position.

As of December 31, 2018, we had a core team of 142 engineers involved in research and development primarily located in our research and development design center at our headquarters in Santa Clara (California), Dublin (Ireland), Cork (Ireland), Prague (Czech Republic), and Lisbon (Portugal). For the years ended December 31, 2018, 2017 and 2016, our research and development expense was $20.3 million, $13.6 million and $15.4 million, respectively.

Marketing

Our marketing efforts focus on two key elements: awareness and demand generation/sales enablement. From an awareness perspective, we seek to generate visibility and credibility of our brand, the products and solutions that we offer, and the capabilities and benefits that they bring. Our marketing program comprises press releases, advertising, collateral, published technical and thought-leadership papers, newsletters, and customer case studies describing the benefits our customers are seeing from implementing our solutions. We also participate in industry events and trade shows, speak at relevant industry conferences, and are continually enhancing our global websites.

Marketing also focuses on making it easier for our sales teams and partners to sell our solutions. We do this through a variety of demand generation and sales enablement activities such as webinars/seminars, lead-generation from our participation at industry exhibitions and conferences, and the production of focused selling tools. We also actively participate in LonMark® International, an association directly focused on the adoption of our embedded systems products. We enable our sales teams through a systematic pipeline management process, whereby prospects are identified, qualified, and tracked, with the expectation that a portion of these opportunities are ultimately closed.

Competition

We operate in the highly competitive global embedded electronics market as well as the semiconductor memory and ASIC markets. We expect competition to increase and intensify as more and larger companies enter our markets. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results.

NVM

Our NVM competitors range from large, international companies offering a wide range of commodity NVM products to companies specializing in other alternative, emerging memory technologies. Our primary competitors in the NVM market include Macronix International Co. Ltd., Micron Technology, Inc., Cypress Semiconductor Corporation, Winbond Electronics Corp., and several China based suppliers who primarily cater to the local markets. Among these large memory suppliers, we compete primarily on an overall value proposition and not on a product or technology basis. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as new companies enter these markets.

Embedded Systems

Our key competitors for our Smart Transceiver SoCs include established companies which make wireless and wired communications transceivers and modules such as Semtech, Maxim Integrated Products, STMicroelectronics, Texas Instruments, and Tridium. We also see competition from embedded control companies like Freescale Semiconductor and Intel Corporation. In addition, the market has attracted and will continue to attract well-funded, venture-backed start-up companies. Key industry standard and trade group competitors include BACnet, KNX, DALI, DeviceNet, HART, Profibus, ZigBee, and the ZWave Alliance.

ASIC

Our custom ASIC competition comes from a range of custom ASIC and design service providers both small and large including Global Unichip Corp. (GUC), eASIC (acquired by Intel Corporation in 2018), Faraday, Open-Silicon (now SiFive), eSilicon and Ansem. A range of large diverse semiconductor companies including Microsemi (a Microchip company), On Semiconductor, Socionext, Megachips, Toshiba, and others also provide ASIC design services and support. We have transitioned from a design services model to a full turn-key ASIC supply model, which enables us to compete favorably. We also have unique relationships with foundries and deep supply chain expertise. Our broad mixed-signal and RF IP portfolio together with our embedded mixed-signal ASIC design expertise enables us to sustain a competitive advantage.

IP Products

We compete against large companies that offer a broad range of analog and mix-signal IP cores, including electronic design automation (“EDA”) companies such as Cadence Design Systems and Synopsys. We also see competition from smaller dedicated providers of specific categories of IP cores such as data converters. We expect competition to continue, but believe we compete favorably in this market by providing high-quality, highly reliable products that are easy to integrate into designs, with highly responsive and experienced customer support directly from our design engineers.

Competitive Factors

Our ability to compete successfully depends on elements both within and outside of our control, including industry and general economic trends. Many of our competitors are substantially larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are, and have significantly better brand recognition and broader product offerings which may enable them to better withstand adverse economic or market conditions in the future. In each of our markets, our competitors include both small companies as well as some of the largest companies in the electronics industry, operating either alone or together with trade associations and partners. To maintain and improve our competitive position, we must keep pace with the evolving needs of our customers and continue to develop and introduce new products, features, and services in a timely and efficient manner. Our ability to compete successfully in the rapidly evolving embedded and semiconductor markets depend on several factors, including:

•	the price and features of our products such as adaptability, scalability, functionality, ease of use, the ability to integrate with other products, and conformance with established industry standards;
•	performance of our semiconductor products, as measured by speed, energy consumption and other factors;
•	the ease of implementation of our products by customers;
•	the strength of our customer relationships;
•	our customer service and support;
•	our products’ cost effectiveness for the total solution relative to that of our competitors;
•	our ability to anticipate changes in customer requirements and to develop new or improved products that meet these requirements in a timely manner;
•	our market awareness and product reputation; and
•	warranties, indemnities, and other contractual terms.

We believe we compete favorably with respect to each of these factors.

Additionally, while our embedded product implementations are proprietary to Adesto and are often protected by unique, patented processes, key technologies such as LonWorks and IzoT are open, meaning that many of our basic control networking patents are broadly licensed without royalties or license fees. For instance, all of the network management commands required to develop software that competes with our IzoT Net Server software are published. As a result, our customers are capable of developing hardware and software solutions that compete with many of our products.

Government Regulation

Many of our products and the markets and industries in which they are used are subject to U.S. and foreign regulation as well as local, industry-specific codes and requirements. For example, the power line medium, which is the communications medium used by some of our products, is subject to special regulations in North America, Europe, and

Japan. In general, these regulations limit the ability of companies to use power lines as a communication medium. In addition, some of our competitors have attempted to use regulatory actions to reduce the market opportunity for our products or to increase the market opportunity for their own products. We have resisted these efforts and will continue to oppose competitors' efforts to use regulation to impede competition in the markets for our products. Our business might also be affected by other regulatory factors, including public utility commission or similar approvals and government mandates. This could lead to an extension of the sales cycle or even cancellation of a customer's order.

In addition, the market for our products might experience a movement toward standards-based protocols driven by governmental action. To the extent that we do not adopt such protocols or do not succeed in achieving adoption of other protocols we use as standards or de facto standards, sales of our products might be adversely affected. The adoption of voluntary standards or the passage of governmental regulations that are incompatible with our products or technology could limit the market opportunity for our products, which could harm our revenues, results of operations, and financial condition.

Intellectual Property

Our success depends in part on our ability to protect our products and technologies from unauthorized third-party copying and use. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections. As of December 31, 2018, we held 154 patents that expire at various times between January 2019 and March 2037 and had 41 U.S. patent applications pending. We also held 43 foreign patents that expire at various times between November 2019 and March 2034 and had 44 foreign patent applications pending.

We seek to file for patents that have broad application in the semiconductor and embedded systems industries and that would provide a competitive advantage. However, there can be no assurance that our pending patent application or any future applications will be approved, that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that we can effectively protect our intellectual property.

In addition to the intellectual property that we developed, we have acquired and licensed technology from third parties for incorporation in our products. In January 2007, we entered into a license agreement with Axon Technologies Corp. Pursuant to this license agreement, we have rights in Axon’s patents and trade secrets covering, among other things, Axon’s programmable metallization cell, or PMC, technology, which is a component of our Conductive Bridging Random Access Memory, or CBRAM, technology. This license provides us with broad rights to use and sub-license this technology, and we have the exclusive right to make, have made by authorized foundries or integrated device manufacturers, use, sell, lease, offer for sale, and import products covered by Axon’s licensed patents and trade secrets in certain fields of use. The license will last for the lifetime of the licensed patents, which currently ends in September 2026. We pay a royalty for use of the licensed intellectual property in our products. In July 2012, we purchased certain flash memory product assets from Atmel Corporation. As part of the asset purchase, Atmel granted us non-exclusive, perpetual and irrevocable licenses to its patent portfolio for development of flash memory products. In December 2017, we entered into a license agreement with TowerJazz Panasonic Semiconductor Company. The license is for two years and is a non-exclusive, non-transferable, non-assignable license to use and evaluate certain TowerJazz technologies.

We also hold several trademarks in the United States and select foreign countries, many of which are registered, including Adesto, the Adesto logo, Echelon, the Echelon logo, Lumewave by Echelon, LumInsight, LonBuilder, LonTalk, LonWorks, Neuron, LON, LonPoint, LonMaker, IzoT, LNS, LonManager, Digital Home, and NodeBuilder.

Employees

As of December 31, 2018, we had 265 employees. Of these full-time employees, 142 were engaged in research and development, 70 in sales and marketing, 27 in operations and support and 26 in general and administrative capacities. The substantial majority of our employees are based in the United States and Europe, although we have small numbers of personnel in Asia. None of our employees are represented by a labor union. We have not experienced any work stoppages. We consider our relations with our employees to be good.

Available Information

We make available our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, free of charge on our website at www.adestotech.com, as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission or SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s website at www.sec.gov.

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

We have incurred net losses since our inception. We incurred net losses of $21.4 million, $5.7 million, and $11.6 million for 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $121.3 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor memory industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

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

If any of our current or future foundry partners or assembly and test subcontractors significantly increases the costs of wafers or other materials, interrupts or reduces our supply, including for reasons outside of their control, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. During 2017, one of our foundry partners increased the costs of wafers to us. Although such increase did not have a material impact on our results of operations for the year ended December 31, 2018 and is not expected to have a material impact in the near term, there can be no assurances that such additional increases will not have a material adverse impact on our future operating results. Such increases could also damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation.

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

 In addition, difficulties integrating with these companies could delay or prevent our achievement of the expected benefits from the acquisitions.

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

In order to compete effectively in our markets, we must continually design, develop and introduce new and improved products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We have developed and are continuing to develop next-generation products, such as our Moneta and EcoXiP products, which we expect to be one of the drivers of our future revenue growth. However, we may not succeed in developing and marketing these new and enhanced products. We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers new generations of our products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, we generated limited revenue from sales of our Mavriq products to date. While we expect revenue from our Mavriq products to grow, we may not be able to materially increase our revenue from this product family. Similarly, any of our more recently-introduced products or product families, such as Mavriq and EcoXiP, may not achieve market acceptance and contribute significantly to our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

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

Sales through distributors accounted for approximately 65% of our revenues in 2018. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

We have designed our IoT products, including our outdoor lighting solutions products acquired from Echelon, to interoperate with other third-party products and systems.  Although we attempt to safeguard our products and solutions from cybersecurity threats, the potential for cybersecurity attacks and other incidents continues to evolve in scope and frequency, and our potential vulnerability to those attacks may depend on factors beyond our control, such as the security of products with which our products interoperate.

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

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and our actual or perceived failure to comply with such obligations could adversely affect our business and operating results.

Personal privacy, data protection and information security are significant issues in the United States and the other jurisdictions where we offer our products and services. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies and various state, local and foreign bodies and agencies.

The United States federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end-customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, including in Australia, the European Union, India, Japan and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. For example, in June 2018, California passed the California Consumer Privacy Act (CCPA) which provides new data privacy rights for consumers and new operational requirements for companies effective in 2020. Additionally, we expect that existing laws, regulations and standards may be interpreted differently in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States with regulations such as the recently adopted General Data Protection Regulation (GDPR) which imposes more stringent EU data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Although we are working to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, those laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our products. As such, we cannot assure ongoing compliance with all such laws or regulations, industry standards, contractual obligations and other legal obligations. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business and operating results.

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

The industries in which we operate are characterized by companies that hold patents and other intellectual property rights and that vigorously pursue, protect and enforce intellectual property rights. These companies include patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may provide little or no deterrence. From time to time, third parties may assert against us and our customers’ patent and other intellectual property rights to technologies that are important to our business.

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

In our embedded systems business, we are increasingly dependent on third-party developers.

We are increasingly reliant on various third parties for the development of software used in our embedded systems products. There is a risk that the software provided by these third parties could contain errors or defects that could adversely impact the quality of our products. In addition, these third parties may use open source or other code that contains security flaws, which may cause our products to be more prone to hacking or other security incidents. We may also be negatively impacted by employee turnover or other challenges that these third-party developers face in their own businesses. Third parties may also choose not to develop software for our products if we do not have adequate market share or sufficient perception of future success. The materialization of any of these risks would impact our ability to deliver quality products on a timely basis, which could adversely impact our reputation and brand and harm our business and results of operations.

In addition, many of these third-party developers are located in markets that are subject to political risk, intellectual property misappropriation, corruption, infrastructure problems and natural disasters, in addition to country specific privacy and data security risks, given current legal and regulatory environments. The failure of these third parties to meet their obligations and adequately deploy business continuity plans in the event of a crisis and/or the development of significant disagreements, natural or man-made disasters or other factors that materially disrupt our ongoing relationship with these developers could negatively affect our operations.

Our success depends on our ability to attract and retain key employees, and our failure to do so could harm our ability to grow our business and execute our business strategies.

Our success depends on our ability to attract and retain our key employees, including our management team and experienced engineers. Competition for personnel is intense, and the availability of suitable and qualified candidates is limited. We compete to attract and retain qualified research and development personnel with other semiconductor companies, universities and research institutions, particularly those in the San Francisco Bay Area where our headquarters is located. The members of our management and key employees are at-will employees. If we lose the services of any key senior management member or employee, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely impact our business and prospects. The loss of the services of one or more of our key employees, especially our key engineers, or our inability to attract and retain qualified engineers, could harm our business, financial condition and results of operations.

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

•	difficulties, inefficiencies and costs associated with staffing and managing foreign operations;
•	longer and more difficult customer qualification and credit checks;
•	greater difficulty collecting accounts receivable and longer payment cycles;
•	the need for various local approvals to operate in some countries;
•	difficulties in entering some foreign markets without larger-scale local operations;
•	compliance with local laws and regulations in the U.S. and various foreign jurisdictions;
•	unexpected changes in regulatory requirements, including the elimination of tax holidays;
•	reduced protection for intellectual property rights in some countries;
•	adverse tax consequences as a result of repatriating cash generated from foreign operations to the United States;
•	adverse tax consequences, including potential additional tax exposure if we are deemed to have established a permanent establishment outside of the United States;
•	the effect of U.S. trade policy, including the use of tariffs, and various foreign jurisdictions responses to that trade policy;
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

We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. A change in those principles could have a significant effect on our reported results and might affect our reporting of transactions completed before a change is announced. U.S. GAAP is issued and subject to interpretation by the Financial Accounting Standards Board, the SEC and various other bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. The issuance of new accounting standards or future interpretations of existing accounting standards, or changes in our business practices or estimates, could result in future changes in our revenue recognition or other accounting policies that could have a material adverse effect on our results of operations.

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

We have a substantial amount of indebtedness, which will require significant interest payments. After giving effect to the term loan we received in May 2018, we have approximately $34.7 million aggregate principal amount of indebtedness outstanding as of December 31, 2018.  Our substantial level of indebtedness could have important consequences, including the following:

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

These restrictions are subject to certain exceptions. In addition, our credit facility requires us to comply with certain financial covenants. The operating and financial restrictions and covenants in the credit facility, as well as any future financing agreements that we may enter into, may restrict our ability to finance our operations, engage in business activities or expand or fully pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, and we may not be able to meet those covenants. A breach of any of these covenants could result in a default under the credit facility which could cause, among other things (unless such default is waived by the lender), all or a portion of the outstanding indebtedness thereunder to become immediately due and payable and subject to an increase by 2% of the interest rate charged during the period of the unremedied breach. In addition, the lender would be able to sell or lease our assets in satisfaction of our outstanding indebtedness.

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

•	announcements of technological innovations, new products or enhancements to products, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	announcements of new business partners, or the termination of existing business partner arrangements or changes to our relationships with such business partners;
•	recruitment or departure of key personnel;
•	announcements of litigation or claims against us;

•	changes in legal requirements relating to our business;
•	the economy as a whole, market conditions in our industry, and the industries of our customers and end customers;
•	trading activity by our principal stockholders;
•	the expiration of contractual lock-up or market standoff agreements; and
•	sales of shares of our common stock by us or our stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

We lease approximately 34,000 square feet in Santa Clara, California for our corporate headquarters, pursuant to a noncancelable lease, which expires in July 2023. We lease approximately 8,437 square feet in Dublin, Ireland for our operations, pursuant to a noncancelable lease, which expires in November 2033. As part of our acquisition of S3 Semiconductors, we also acquired design centers with leased properties in Cork, Ireland, Lisbon, Portugal and Prague, Czech Republic. We also acquired a 31,778 square foot leased facility in Santa Clara, California as part of the Echelon acquisition. The lease terminates in July 2019 and will not be renewed. We believe that our existing facilities are adequate to meet our current needs, and we intend to add or change facilities as needs require. We believe that, if required, suitable additional or substitute space would be available to accommodate expansion of our operations.

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

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELIATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our common stock has been listed on The Nasdaq Stock Market under the symbol “IOTS” since October 27, 2015, the date of our initial public offering. Prior to our initial public offering, there was no public market for our common stock.

As of February 27, 2019, there were 33 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

The information required concerning the sale of our equity securities will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2019 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2018.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, the terms of our $35.0 million credit agreement currently prohibits us from paying dividends.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (Exchange Act) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Adesto under the Securities Act of 1933 or the Exchange Act.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the PHLX Semiconductor Index for the period from October 27, 2015 (the date our common stock commenced trading on The Nasdaq Capital Market) to December 31, 2018, the end of our

last fiscal year. The comparisons in the graph below are based on historical data and are not intended to forecast or be indicative of future stock price performance of our common stock.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.       SELECTED FINANCIAL DATA

We have derived the selected consolidated statements of operations data for the years ended December 31, 2018, 2017, and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.You should read the following selected consolidated financial data below in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10‑K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per share data)
Revenue, net	$83,490	$56,112	$43,968	$43,259	$41,465
Cost of revenue	47,429	28,637	22,618	24,775	25,532
Gross profit	36,061	27,475	21,350	18,484	15,933
Operating expenses:
Research and development	20,273	13,623	15,412	12,311	13,926
Selling, general and administrative	22,592	17,461	16,968	11,571	8,815
Amortization of intangible assets	3,871	1,222	1,235	1,236	1,236
Acquisition related expenses	7,029	—	—	—	—
Impairment and other charges	2,680	—	—	—	—
Gain from settlement with former foundry supplier	—	—	(1,962)	—	—
Total operating expenses	56,445	32,306	31,653	25,118	23,977
Loss from operations	(20,384)	(4,831)	(10,303)	(6,634)	(8,044)
Other income (expense):
Interest expense, net	(3,791)	(753)	(1,275)	(1,115)	(864)
Other income (expense), net	2,656	(3)	(50)	(695)	114
Total other (expense), net	(1,135)	(756)	(1,325)	(1,810)	(750)
Loss before provision for (benefit from) for income taxes	(21,519)	(5,587)	(11,628)	(8,444)	(8,794)
Provision for (benefit from) income taxes	(79)	101	(16)	(61)	140
Net loss	$(21,440)	$(5,688)	$(11,612)	$(8,383)	$(8,934)
Net loss per share:
Basic and diluted	$(0.85)	$(0.31)	$(0.77)	$(2.79)	$(16.48)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	25,144,562	18,591,308	15,085,973	3,007,929	542,248

Consolidated Balance Sheets Data:

	December 31,
Consolidated Balance Sheets Data:	2018	2017	2016	2015	2014
	(in thousands)
Cash, cash equivalents and restricted cash	$9,088	$30,078	$19,719	$23,089	$5,972
Total assets	137,188	60,812	46,183	49,938	31,447
Current liabilities	40,766	14,474	15,408	17,644	21,634
Debt	29,559	13,334	18,048	13,420	10,749
Preferred stock warrant liability	—	—	—	—	122
Convertible preferred stock	—	—	—	—	78,467
Total stockholders' equity (deficit)	62,742	32,950	16,365	24,479	(70,252)

In May 2018, we entered into a $35.0 million term loan with Tennenbaum Capital Partners, LLC (“Tennenbaum”). As of December 31, 2018, we had gross borrowings of $34.7 million outstanding under our term loan.

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

Overview

We are a leading provider of innovative, application-specific semiconductors and embedded systems that provide the key building blocks of Internet of Things (IotT) edge devices operating on networks worldwide. Our broad portfolio of semiconductor and embedded technologies are optimized for connected IoT devices used in industrial, consumer, communications and medical applications. Through expert design, systems expertise and proprietary intellectual property, we enable our customers to differentiate their systems where it matters most for IoT: longer battery life, greater reliability, integrated intelligence and lower cost. Through our solutions, we enable seamless access to data and control of ‘things’ in the connected world.

Our revenue is primarily derived from the sale of our NVM products, specifically our serial flash memory products, which represented substantially all of our revenue for the year ended December 31, 2018. In recent years, we have invested in developing and commercializing new flash memory products that are well suited for low-power, high-growth applications. In 2013, we introduced the first of our next-generation DataFlash and Fusion Serial Flash products. Revenue from our next-generation NVM products were $64.1 million and $55.8 million for the years ended December 31, 2018 and 2017, respectively. With the acquisition of S3 Semiconductors, in May 2018, we expanded our product offering and began selling analog, mixed-signal and radio frequency ASICs and IP blocks, and managing the supply of high-quality devices to our customers.  We acquired 100% of the issued capital of Echelon Corporation on September 14, 2018. During the year ended December 31, 2018, S3 Semiconductors and Echelon revenues were approximately $19.3 million, following their respective acquisitions.

For the year ended December 31, 2018, our products were sold to more than 2,000 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 65%,

74% and 71% of our revenue from distributors during the years ended December 31, 2018, 2017 and 2016, respectively. Sales to three distributors generated approximately 31%, 38% and 35% of our revenue during the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, we derived approximately 72%, 79% and 86% of our revenue internationally during the years ended December 31, 2018, 2017 and 2016, respectively, the majority of which was recognized in the Asia Pacific, or APAC, region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped.

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

Ability to attract and retain customers that make large orders. In 2018, our products were sold to more than 2,000 end customers, of which approximately 32 generated more than half our revenue. One end customer accounted for 10% or more of our revenue in 2016. No end customer accounted for 10% or more of our revenue in 2017 or 2018. While we expect the composition of our customers to change over time, especially given our recent acquisitions, our business and operating results will depend on our ability to continually target new and retain existing customers that place large orders, particularly those in growth markets which are less dependent on macroeconomic conditions.

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system cost of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements and qualified our NVM device for their products. The number of our design wins has grown from 296 in 2016 to 417 in 2017 and to 570 in 2018. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends.

Pricing, product cost and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, the cost of raw materials for our embedded systems products, manufacturing yields and inventory write downs, if any. In general, newly introduced products and products with higher performance and more features tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. In the normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. More recently, certain of our suppliers have increased costs although this increase did not have a material impact on our results of operations for the year ended December 31, 2018. If we are unable to maintain overall average selling prices or offset any declines in average selling prices with realized savings on product costs, our gross margin will decline.

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

Components of Our Results of Operations

Revenue

For the year ended December 31, 2018 we derived approximately 77% of our revenue through the sale of our NVM products to OEMs and ODMs, primarily through distributors.  We generated 65%, 74%, and 71% of our revenue from distributors for the years ended December 31, 2018, 2017, and 2016, respectively.  We derived approximately 23% of our revenue from the operations of S3 Semiconductors and Echelon during the year ended December 31, 2018.  Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We sell the majority of our NVM products to distributors and generally recognize revenue when we ship the product directly to the distributors since title and risk of loss transfers at that time.

Because our distributors market and sell their products worldwide, our revenue by geographic location is not necessarily indicative of where our end customers’ product sales and design win activity occur, but rather of where their manufacturing operations occur.

Cost of Revenue and Gross Margin

Cost of revenue primarily consists of costs paid to our third-party manufacturers for wafer fabrication, assembly and testing of our NVM products, raw material purchases for embedded products, and write-downs of NVM and embedded inventory for excess and obsolete inventories. To a lesser extent, cost of revenue also includes depreciation of test equipment and expenses relating to manufacturing support activities, including personnel-related costs for both NVM and embedded products, logistics and quality assurance and shipping.  Cost of revenue for ASIC and IP products is driven primarily by personnel-related costs including outside consultants along with facilities costs.

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

Operating Expenses

Our operating expenses consist of research and development, selling, general and administrative expense, amortization of intangible assets, acquisition related expenses and impairment and other charges. Personnel-related costs, including salaries, benefits, bonuses and stock-based compensation, are the most significant component of each of our operating expense categories. In addition, in the near term we expect to hire additional personnel, primarily in our selling and marketing functions, and increase research and development expenditures. Accordingly, we expect our operating expenses to increase in absolute dollars as we invest in these initiatives.

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

Selling, general and administrative.  Selling, general, and administrative expenses consist primarily of personnel-related costs for our sales, business development, marketing, and applications engineering activities, third-party sales representative commissions, promotional and other marketing expenses, amortization of acquisition-related intangible assets and travel expenses. General and administrative expenses consist primarily of personnel-related costs, consulting expenses and professional fees. Professional fees principally consist of legal, audit, tax and accounting services. We expect sales, general and administrative expenses to increase in absolute dollars for the foreseeable future as we hire additional personnel, increase our marketing activities, and make improvements to our infrastructure and incur additional costs for legal, insurance and accounting expenses associated with our recent acquisitions.

Amortization of intangible assets.  Amortization of intangible assets is the periodic expense related to the use of intangible assets created as a result of the Atmel, S3 Semiconductors and Echelon acquisitions.  The periodic expense is based on useful lives determined as part of the initial valuation of the assets acquired.

Acquisition related expenses.  Acquisition related expenses are those costs incurred as a result of the S3 Semiconductors and Echelon acquisition and include banking fees, legal, accounting, and tax fees, and certain professional fees including costs related to the valuation of each acquisition.

Impairment and other charges.  Impairment and other charges are costs incurred related to write-downs of certain equipment and assets, terminated projects and excess facilities.

Other Income (Expense), Net

Other income (expense), net is comprised of interest income (expense) and other income (expense). Interest expense consists of cash interest on our outstanding debt and the amortization of debt discount. Other expense, net consists of foreign exchange gains and losses and the change in the fair value of the earn-out liability which was part of the S3 Semiconductors share purchase agreement. The earn-out liability is tied to certain financial performance criteria defined in the S3 Semiconductors share purchase agreement. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

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

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share data)
Revenue, net	$83,490	$56,112	$43,968
Cost of revenue	47,429	28,637	22,618
Gross profit	36,061	27,475	21,350
Operating expenses:
Research and development	20,273	13,623	15,412
Selling, general and administrative	22,592	17,461	16,968
Amortization of intangible assets	3,871	1,222	1,235
Acquisition related expenses	7,029	—	—
Impairment and other charges	2,680	—	—
Gain from settlement with former foundry supplier	—	—	(1,962)
Total operating expenses	56,445	32,306	31,653
Loss from operations	(20,384)	(4,831)	(10,303)
Other income (expense):
Interest expense, net	(3,791)	(753)	(1,275)
Other income (expense), net	2,656	(3)	(50)
Total other income (expense), net	(1,135)	(756)	(1,325)
Loss before provision for (benefit from) for income taxes	(21,519)	(5,587)	(11,628)
Provision for (benefit from) income taxes	(79)	101	(16)
Net loss attributable to common stockholders	$(21,440)	$(5,688)	$(11,612)
Net loss per share:
Basic and diluted	$(0.85)	$(0.31)	$(0.77)
Weighted average number of shares used in computing net
loss per share:
Basic and diluted	25,144,562	18,591,308	15,085,973

Comparison of Years Ended December 31, 2018, 2017 and 2016

Revenue, net

	Year ended December 31,			Change 2018 - 2017		Change 2017 - 2016
	2018	2017	2016	Amount	%	Amount	%
Revenue, net	$83,490	$56,112	$43,968	$27,378	49%	$12,144	28%

	Year ended December 31,
	2018	2017	2016
	(in thousands)
United States	$23,188	$11,667	$6,301
Rest of Americas	2,790	245	483
Europe	17,514	9,546	5,809
Asia Pacific	39,463	34,263	31,051
Rest of world	535	391	324
Total	$83,490	$56,112	$43,968

Revenue increased by $27.4 million, or 49%, for 2018 as compared to 2017.  This increase was due primarily to increased shipments of Standard Flash products to Tier 1 OEM customers along with contributions from the S3 Semiconductors and Echelon acquisitions of $19.3 million.

Revenue increased by $12.1 million, or 28%, for 2017 as compared to 2016.  This increase was due primarily to an increase in sales of our DataFlash and to a lesser extent, sales of our Standard Serial Flash products.

Cost of Revenue and Gross Margin

	Year ended December 31,			Change 2018 - 2017		Change 2017 - 2016
	2018	2017	2016	Amount	%	Amount	%
Cost of revenue	$47,429	$28,637	$22,618	$18,792	66%	$6,019	27%
Gross profit	36,061	27,475	21,350	8,586	31%	6,125	29%
Gross margin	43%	49%	49%

Cost of revenue increased by $18.8 million, or 66%, for 2018 as compared to 2017.  This increase was due primarily to increased shipments of Standard Flash products to Tier 1 OEM customers which carry a higher average unit cost, increased expenses related to our operations organization, and costs associated with our revenues from ASIC and Embedded products.

Our gross margin percentage decreased from 49% to 43%, or 6 percentage points, for 2018 as compared to 2017.  This decrease was due primarily to product mix impacts as we generated a higher proportion of our revenues from sales to Tier 1 OEM customers of Standard Flash memory products which generally carry lower gross margins than our other memory products along with increased expenses within our operations organization.

Cost of revenue increased by $6.0 million, or 27%, for 2017 as compared to 2016.  This increase was due primarily to increased unit volume associated with our increase in revenue during 2017.

There was no material change in gross margin in 2017 as compared to 2016.

Operating Expenses

	Year ended December 31,			Change 2018 - 2017		Change 2017 - 2016
	2018	2017	2016	Amount	%	Amount	%
Operating expenses:
Research and development	$20,273	$13,623	$15,412	$6,650	49%	$(1,789)	(12)%
Selling, general and administrative	22,592	17,461	16,968	5,131	29	493	3
Amortization of intangible assets	3,871	1,222	1,235	2,649	217	(13)	(1)
Acquisition related expenses	7,029	—	—	7,029	100	—	—
Impairment and other charges	2,680	—	—	2,680	100	—	—
Gain from settlement with former foundry supplier	—	—	(1,962)	—	—	1,962	(100)
Total operating expenses	$56,445	$32,306	$31,653	$24,139	75%	$653	2%

Research and Development. Research and development expense increased by $6.7 million, or 49%, in 2018 as compared to 2017.  This increase was due primarily to an increase in outside consulting costs of $2.7 million, an increase in personnel related costs of $2.0 million, an increase in facilities costs related primarily to our S3 Semiconductors and Echelon acquisitions of $0.6 million, an increase in depreciation and amortization of $0.5 million, an increase in materials costs of $0.4 million, and an increase in travel and other outside services of $0.4 million.

Research and development expense decreased by $1.8 million or 12%, in 2017 as compared to 2016.  The decrease was due primarily to a $1.2 million decrease in costs related to joint activities due to the renegotiation of our joint development agreement with TowerJazz Panasonic Semiconductor Company, a $0.4 million reduction in material costs, a $0.4 million reduction in facilities costs due to elimination of offsite lab rent expense and $0.2 million reduction in external test and characterization expenses, partially offset by a $0.4 million increase in personnel related costs.

Selling, General and Administrative. Selling, general and administrative expense increased by $5.1 million, or 29%, in 2018 as compared to 2017.  This increase was primarily due to an increase in personnel related expenses of $2.4 million, an increase in facilities related costs of $0.9 million, an increase in consulting expense of $0.7 million, and increase in travel and tradeshows of $0.6 million, an increase in accounting and tax services of $0.4 million, and an increase in third party rep commissions of $0.1 million.

Selling, general and administrative expense increased by $0.5 million, or 3%, in 2017 as compared to 2016 and this increase was due to personnel-related costs.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $2.7 million, or 217%, for 2018 as compared to 2017.  This increase was due primarily to additional amortization related to the S3 Semiconductors acquisition of $1.6 million and additional amortization related to the Echelon acquisition of $1.1 million. Amortization of intangible assets decreased by $14,000, or 1%, for 2017 as compared to 2016 as the non-compete asset was fully amortized during 2017.

Acquisition Related Expenses.  Acquisition related expenses increased by $7.0 million for 2018 as compared to 2017.  The increase was due primarily to banking fees incurred of $2.7 million, severance payments related to the Echelon acquisition of $1.9 million, legal fees of $1.8 million, professional services including valuation services of $0.3 million and accounting and tax fees of $0.3 million. There were no acquisition related expenses incurred in either 2017 or 2016.

Impairment and Other Charges.  Impairment and other charges increased by $2.7 million for 2018 as compared to 2017.  The increase was due primarily to write-downs of certain fixed and intangible assets of $1.5 million, costs related to excess facilities of $0.6 million, the cost of exiting a development agreement associated with certain memory products of $0.4 million, and costs associated with exiting the lighting business acquired from Echelon of $0.2 million. There were no impairment charges incurred in either 2017 or 2016.

Other Income (Expense), Net

	Year ended December 31,			Change 2018 - 2017		Change 2017 - 2016
	2018	2017	2016	Amount	%	Amount	%
Interest expense, net	$(3,791)	(753)	(1,275)	$(3,038)	(403)%	$(522)	(41)%
Other income (expense), net	2,656	(3)	(50)	2,659	88,633	(47)	(94)
Total other income (expense), net	$(1,135)	$(756)	$(1,325)	$(379)	(50)%	$(569)	(43)%

Interest expense, net increased by $3.0 million or 403% in 2018 as compared to 2017 primarily due to additional cash interest of $2.1 million and amortization of debt discount of $1.0 million as we increased our level of indebtedness during the year in connection with the S3 Semiconductors acquisition.

Interest expense, net decreased by $0.5 million or 41% in 2017 as compared to 2016 primarily due to a reduction in net borrowings of $4.7 million.

Other income (expense), net increased by $2.7 million in 2018 as compared to 2017 due primarily to changes in the fair value of an earn-out liability incurred in connection with the S3 Semiconductors acquisition.

Other income (expense), net decreased by $47,000 in 2017 as compared to 2016 due primarily to reduced foreign currency transaction costs.

Provision for (Benefit from) Income Taxes

	Year ended December 31,			Change 2018 - 2017		Change 2017 - 2016
	2018	2017	2016	Amount	%	Amount	%
Provision for (benefit from) income taxes	$(79)	$101	$(16)	$180	178%	$(117)	(731)%

Our benefit from income taxes increased by $0.2 million in 2018 as compared to 2017 due primarily to provisions related to our foreign subsidiaries.

Our provision for income taxes increased by $0.1 million in 2017 as compared to 2016 due primarily to provisions related to our foreign subsidiaries.

Liquidity and Capital Resources

Our principal source of liquidity as of December 31, 2018 consisted of cash, cash equivalents and restricted cash of $9.1 million. Our outstanding borrowings as of December 31, 2018 were $34.7 million. Substantially all of our cash and cash equivalents are held in the United States.

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

Our cash flows for the periods indicated were as follows:

	Year ended December 31,
	2018	2017	2016
Cash flows used in operating activities	$(17,679)	$(189)	$(4,858)
Cash flows used in investing activities	(65,952)	(3,552)	(2,662)
Cash flows provided by financing activities	62,864	14,165	4,221

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

During the year ended December 31, 2018, cash used in operating activities was $17.7 million and was due primarily to a net loss of $21.4 million, the revaluation of the earn-out liability of $2.6 million, change in deferred taxes of $0.2 million and an increase in net assets and liabilities of $6.7 million partially offset by non-cash charges of $3.2 million for stock-based compensation expense, $2.4 million for depreciation and amortization, $3.9 million for amortization of intangible assets, $1.1 for the amortization of debt discount, and impairment and other losses of $2.7 million.  The increase in net assets and liabilities is due primarily to an increase in accounts receivable of $11.3 million, an increase in inventories of $7.1 million partially offset by a decrease in prepaid expenses and other current assets of $1.5 million and an increase in accounts payable, accrued expenses and other liabilities of $10.2 million.

During the year ended December 31, 2017, cash used in operating activities was $0.2 million and was due primarily to a net loss of $5.7 million and an increase in net assets and liabilities of $0.7 million partially offset by non-cash charges of $3.5 million for stock-based compensation expense, $1.4 million for depreciation and amortization, $1.2 million for the amortization of intangible assets, and $82,000 for the amortization of debt discount.  The increase in net assets and liabilities is due primarily to an increase in accounts receivable of $2.6 million, an increase in inventory of $0.6 million, an increase in prepaids and other current assets of $0.5 million, an increase in other non-current assets of $0.3 million and a decrease in deferred rent of $0.4 million all partially offset by an increase in accounts payable and accrued compensation and other expenses of $3.7 million.

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

Cash Flows from Investing Activities

During the year ended December 31, 2018, cash used in investing activities was $66.0 million and was due primarily to the S3 Semiconductors acquisition for $34.6 million, net of cash, the Echelon acquisition for $28.8 million, net of cash, purchases of property and equipment for $3.2 million and an additional investment in an unconsolidated affiliate for $0.6 million partially offset by maturities of short-term investments of $1.3 million. During the year ended December 31, 2017, cash used in investing activities was $3.6 million, of which $2.9 million was related to the purchase of equipment, $0.4 million was related to the acquisition of a technology license, and $0.3 million was related to the issuance of a note receivable. During the year ended December 31, 2016, cash used in investing activities was $2.7 million, related primarily to the purchase of equipment, an increase in leasehold improvements related to our new headquarters in Santa Clara, California, and $0.2 million related to the issuance of a note receivable.

Cash Flows from Financing Activities

During the year ended December 31, 2018, cash provided by financing activities was $62.9 million and was due primarily to $42.7 million received from the proceeds of a follow-on offering to fund our Echelon acquisition, net proceeds of $33.6 million from a new term loan with Tennenbaum to fund our S3 Semiconductors acquisition, net proceeds of $0.4 million from the exercise of employee stock options and our employee stock purchase plan partially offset by the repayment of our Bridge Bank term loan for $12.0 million, the repayment of our Bridge Bank line of credit for $1.5 million, and a repayment of $0.3 million on our Tennenbaum term loan.

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

During the year ended December 31, 2016, cash provided by financing activities was $4.2 million and was due primarily to net proceeds from our term loan of $17.8 million partially offset by repayments of borrowings under our prior term loan of $15.7 million, net proceeds from our line of credit of $1.8 million, and proceeds from the issuance of common stock of $0.2 million.

Off Balance Sheet Arrangements

During the periods presented, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purpose.

Credit Facility

Western Alliance Bank Term Loan.

The Company was a party to that certain Business Financing Agreement dated July 7, 2016 and that certain Second Business Financing Modification Agreement, dated September 29, 2017, by and between Western Alliance Bank and the Company (“Credit Facility”). The Credit Facility provided for (i) a term loan of up to $18.0 million (the “Term Loan”) and (ii) a revolving credit line advance (the “Line of Credit”) in the aggregate amount of the lower of (x) $5.0 million and (y) 80% of certain of the Company’s receivables. The Term Loan bore interest at a rate per annum equal to the greater of the prime rate or 3.5%, plus 0.75% and was scheduled to mature in June 2019.  The Line of Credit bore interest at a rate per annum equal to the greater of the prime rate or 3.5% plus 0.50%, and was scheduled to mature in July 2018. We made interest-only payments on the Term Loan from July 2016 through September 2016 and began making interest payments and principal payments in 33 equal monthly installments starting October 2016. Prior to the Amendment, the Credit Facility provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. We paid a facility fee of $150,000 as well as a $25,000 diligence fee upon entry into the Credit Facility and an additional $10,000 on July 7, 2017. Additional fees of $25,000 were incurred in connection with the amendment. These fees were recorded as a debt discount and were amortized over the life of the agreement.

Borrowings of $12.0 million under this facility were repaid in full in May 2018. In connection with the repayment of this facility, the remaining unamortized debt discount of $66,000 was recorded as interest expense in the consolidated statements of operations.

Tennenbaum Capital Partners, LLC Term Loan.

On May 8, 2018, we entered into a credit agreement with Tennenbaum (“Credit Agreement”). The Credit Agreement provides for a first lien senior secured term loan of $35.0 million (“Term Loan”). The Term Loan bears interest at a rate per annum equal to the sum of the Libor Rate (2.8125% on December 31, 2018) plus 8.75% and is payable in consecutive quarterly installments starting December 31, 2018. The Term Loan is scheduled to mature May 8,

2022.  The Credit Agreement provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions.

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including maximum consolidated leverage ratios and minimum liquidity. Upon an occurrence of an event of default, under the Credit Facility we could be required to pay interest on all outstanding obligations under the agreement at a rate of 2% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of December 31, 2018, we were in compliance with all financial covenants and restrictions.

In connection with the Credit Agreement, Tennenbaum received a warrant to purchase 850,000 shares of common stock at an exercise price of $8.30 and a term of six years. In addition, we paid financing costs of $1.4 million. The financing costs and the value of the warrant, $4.8 million, were recorded as a debt discount and are being amortized over the life of the agreement. During the year ended December 31, 2018, the amortization of the debt discount was $1.1 million and the unamortized debt discount was $5.1 million as of December 31, 2018.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2018:

		Payments due by period
Contractual Obligations	Total	2019	2020 - 2021	2022 - 2023	After 2023
	(in thousands)
Operating leases (1)	$10,870	$2,475	$3,569	$2,576	$2,250
Inventory-related commitments (2)	2,200	2,200	—	—	—
Financing arrangements (3)	34,708	1,750	3,500	29,458	—
Joint Development and Manufacturing Agreement (4)	300	300	—	—	—
Total contractual cash obligations	$48,078	$6,725	$7,069	$32,034	$2,250

(1)	Operating leases primarily relate to our leases of office space with terms expiring through November 27, 2033.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of December 31, 2018.
(3)	Financing arrangements represent debt maturities under our term loan and line of credit.
(4)	Represents our commitments under the third amendment of the CBRAM Joint Development and Manufacturing Agreement executed on November 22, 2017 with TowerJazz Panasonic Semiconductor Company.

As of December 31, 2018 we had a liability of $361,000 for uncertain tax positions.

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

Interest Rate Sensitivity

We had cash, cash equivalents and restricted cash of $9.1 million as of December 31, 2018, consisting of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross debt of $34.7 million partially offset by an unamortized debt discount of approximately $5.1 million as of December 31, 2018. The outstanding debt relates to a term loan described in section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility”.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would result in a $0.4 million increase in cash interest expense on our principal balances as of December 31, 2018.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes are prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of our assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on our historical experience and various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ materially from these estimates. To the extent that there are material differences between our estimates and our actual results, our future financial statements will be affected.

The critical accounting policies involving judgments and estimates that we believe have the most impact on our consolidated financial statements are discussed below.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales of products with alternative use account for the majority of our revenue and are recognized at a point in time.

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

If revenue is recognized over a period of time, we would then select an appropriate method for measuring progress toward complete satisfaction of the performance obligation, usually hours incurred to date relative to the total expected hours to the satisfaction of that performance obligation. Typically, our revenue from NVM and Embedded Systems products is recognized at a point in time. Revenues from our ASIC and IP solutions products are generally recognized over of period of time.

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

Sales commissions are owed and are recorded at the time of sell through of our products to end customers. These costs are recorded within selling, general and administrative expenses.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

We typically grant payment terms of between 30 and 60 days to our customers. Our customers generally pay within those terms. Distributors are invoiced for shipments at listed book price. When the distributors pay the invoice, they may claim debits for stock and debits (“SSDs”) previously authorized by us when appropriate. Once claimed, we process the requests against prior authorizations and reduce reserves previously established for that customer.

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

We also monitor collectibility of accounts receivable primarily through review of our accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, record a charge in the period such determination is made. As of December 31, 2018 and 2017, the allowance for doubtful accounts was $30,000 and zero, respectively.

Inventories

We record inventories at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or net realizable value (“NRV”). NRV is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. On a quarterly basis, we analyze inventories on a part-by-part basis. The carrying value of inventory is adjusted for excess and obsolete inventory based on inventory age, shipment history and the forecast of demand over a specific future period. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that new cost basis. The markets that we serve are volatile and actual results may vary from forecast or other assumptions, potentially affecting our assessment of excess and obsolete inventory which could have a material effect on our results of operations.

Income Taxes

We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements, but have not been reflected in our taxable income. Valuation allowances are established to reduce deferred tax assets as necessary when in management’s estimate, based on available objective evidence, it is more likely than not that we will not generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. We include interest and penalties related to unrecognized tax benefits in income tax expense. We recognize in our consolidated financial statements the impact of a tax position that based on its technical merits is more likely than not to be sustained upon examination. The valuation allowance as of December 31, 2018 was approximately $44.0 million.

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

•

Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. We use the Staff Accounting Bulletin, or SAB 110, Simplified Method to calculate the expected term, which is the average of the contractual term and vesting period. We plan to continue to use the SAB 110 Simplified Method until we have sufficient trading history as a publicly traded company.

•	Volatility. We determine the price volatility factor based on the historical volatilities of our publicly traded common stock from the date of our IPO.
•	Dividend Yield. The expected dividend assumption is based on our current expectations about our anticipated dividend policy. We currently do not expect to issue any dividends.

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

We estimate the fair value of the restricted stock units, or RSUs, using the closing market price of our common stock on the date of grant. Our grants of RSUs typically can vest over a two-year or four-year period.

During 2017 and 2018, our compensation committee granted RSUs that do not begin vesting until certain performance goals are met. All performance goals must be met in order for the shares to begin vesting. Vesting would begin on the one year anniversary of the grant date. As a result of these performance based vesting conditions we valued these RSUs using Monte Carlo simulation techniques to establish a fair value per share at the time of the grant.

The fair value of the employee stock options was estimated using the following assumptions for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Volatility	72%	86%	52%
Expected dividend yield	—	—	—
Risk-free rate	2.85%	2.15%	1.34%
Expected term (in years)	6	6	6

For the years ended December 31, 2018, 2017 and 2016, stock-based compensation expense was $3.2 million, $3.5 million and $3.3 million respectively. As of December 31, 2018, we had approximately $2.8 million of total unrecognized compensation expense related to stock options, net of related forfeiture estimates, which we expect to recognize over a weighted-average period of approximately 2.6 years. The intrinsic value of all outstanding options as of December 31, 2018 was $1.5 million based on the market price of our common stock of $4.63 per share. As of December 31, 2018 the total unrecognized compensation cost related to RSU’s and our 2015 Employee Stock Purchase Plan was $4.8 million and $35,000, respectively, and these amounts are expected to be recognized over 2.5 years and 0.1 years, respectively.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Adesto Technologies Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adesto Technologies Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

March 18, 2019

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$8,630	$30,078
Restricted cash	458	—
Accounts receivable, net	23,211	8,668
Inventories	18,635	5,814
Prepaid expenses	1,668	993
Other current assets	871	52
Total current assets	53,473	45,605
Property and equipment, net	7,085	7,183
Intangible assets, net	36,261	7,102
Other non-current assets	1,729	900
Goodwill	38,640	22
Total assets	$137,188	$60,812
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,146	$7,075
Accrued compensation and benefits	4,038	2,614
Accrued expenses and other current liabilities	5,172	2,359
Price adjustments and other revenue reserves	4,819	—
Earn-out liability, current	10,450	—
Line of credit, current	—	1,500
Term loan, current	141	926
Total current liabilities	40,766	14,474
Term loan, non-current	29,418	10,908
Deferred rent, non-current	1,947	2,404
Deferred tax liability, non-current	1,735	1
Other non-current liabilities	580	75
Total liabilities	74,446	27,862
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2018 and 2017; no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 29,442,065 and 21,291,833 shares issued and outstanding as of December 31, 2018 and 2017, respectively	3	2
Additional paid-in capital	184,158	133,087
Accumulated other comprehensive loss	(135)	(295)
Accumulated deficit	(121,284)	(99,844)
Total stockholders' equity	62,742	32,950
Total liabilities and stockholders’ equity	$137,188	$60,812

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue, net	$83,490	$56,112	$43,968
Cost of revenue	47,429	28,637	22,618
Gross profit	36,061	27,475	21,350
Operating expenses:
Research and development	20,273	13,623	15,412
Selling, general and administrative	22,592	17,461	16,968
Amortization of intangible assets	3,871	1,222	1,235
Acquisition related expenses	7,029	—	—
Impairment and other charges	2,680	—	—
Gain from settlement with former foundry supplier	—	—	(1,962)
Total operating expenses	56,445	32,306	31,653
Loss from operations	(20,384)	(4,831)	(10,303)
Other income (expense):
Interest expense, net	(3,791)	(753)	(1,275)
Other income (expense), net	2,656	(3)	(50)
Total other income (expense), net	(1,135)	(756)	(1,325)
Loss before provision for (benefit from) income taxes	(21,519)	(5,587)	(11,628)
Provision for (benefit from) income taxes	(79)	101	(16)
Net loss	$(21,440)	$(5,688)	$(11,612)
Net loss per share:
Basic and diluted	$(0.85)	$(0.31)	$(0.77)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	25,144,562	18,591,308	15,085,973

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(21,440)	$(5,688)	$(11,612)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	160	(65)	(84)
Comprehensive loss	$(21,280)	$(5,753)	$(11,696)

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Stockholders’ Equity
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2015	14,974,718	2	107,167	(146)	(82,544)	$24,479
Options exercised	13,112	—	24	—	—	24
Employee stock purchase plan	68,392	—	215	—	—	215
Restricted stock units	438,086	—	—	—	—	—
Stock-based compensation	—	—	3,343	—	—	3,343
Foreign currency translation adjustments	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	(11,612)	(11,612)
Balances as of December 31, 2016	15,494,308	2	110,749	(230)	(94,156)	16,365
Proceeds from follow-on offering, net of issuance costs	5,000,000	—	18,363	—	—	18,363
Cashless exercise of common stock warrants	10,223	—	—	—	—	—
Options exercised	230,123	—	442	—	—	442
Employee stock purchase plan	110,711	—	339	—	—	339
Restricted stock units, net of taxes paid related to net settlement of equity awards	446,468	—	(308)	—	—	(308)
Stock-based compensation	—	—	3,502	—	—	3,502
Foreign currency translation adjustments	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(5,688)	(5,688)
Balances as of December 31, 2017	21,291,833	2	133,087	(295)	(99,844)	32,950
Proceeds from offering, net of issuance costs	7,705,000	1	42,658	—	—	42,659
Issuance of warrants	—	—	4,799	—	—	4,799
Options exercised	112,965	—	280	—	—	280
Employee stock purchase plan	125,567	—	550	—	—	550
Restricted stock units, net of taxes paid related to net settlement of equity awards	206,700	—	(424)	—	—	(424)
Stock-based compensation	—	—	3,208	—	—	3,208
Foreign currency translation adjustments	—	—	—	160	—	160
Net loss	—	—	—	—	(21,440)	(21,440)
Balances as of December 31, 2018	29,442,065	$3	$184,158	$(135)	$(121,284)	$62,742

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(21,440)	$(5,688)	$(11,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,208	3,502	3,343
Depreciation and amortization	2,379	1,384	987
Amortization of intangible assets	3,871	1,222	1,235
Amortization of debt discount	1,125	82	646
Deferred income taxes	(184)	(1)	1
Gain on sale of equipment	(18)	—	—
Gain from settlement with former foundry supplier	—	—	(1,962)
Changes in fair value of earn-out liability	(2,569)	—	—
Impairment and other losses	2,680	—	—
Changes in assets and liabilities:
Accounts receivable	(11,331)	(2,557)	425
Inventories	(7,111)	(632)	2,186
Prepaid expenses and other current assets	1,539	(478)	1,761
Other non-current assets	(11)	(270)	(1)
Accounts payable	5,174	2,521	(3,584)
Accrued compensation and benefits	1,424	1,015	706
Accrued expenses and other current liabilities	(719)	58	711
Price adjustments and other revenue reserves	4,819	—	—
Other non-current liabilities	(58)	75	—
Deferred rent	(457)	(422)	300
Net cash used in operating activities	(17,679)	(189)	(4,858)
Cash flows from investing activities:
Acquisition of property and equipment	(3,208)	(2,868)	(2,481)
Acquisition of Echelon, net of cash acquired	(28,836)	—	—
Acquisition of S3 Semiconductors, net of cash acquired	(34,616)	(350)	—
Maturities of short-term investments	1,274	—	—
Investment in unconsolidated affiliate	(566)	(334)	(181)
Net cash used in investing activities	(65,952)	(3,552)	(2,662)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions	42,659	18,363	—
Proceeds from exercise of stock options and employee stock purchase plan	830	781	239
Tax withholdings related to net share settlement of restricted stock units	(424)	(308)	—
Proceeds from revolving line of credit	—	30,598	7,415
Payments on revolving line of credit	(1,500)	(30,905)	(5,608)
Proceeds from term loan, net of fees	33,591	12,000	17,825
Payments on term loan	(12,292)	(16,364)	(15,650)
Net cash provided by financing activities	62,864	14,165	4,221
Effect of exchange rates on cash, cash equivalents and restricted cash	(223)	(65)	(71)
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,990)	10,359	(3,370)
Cash, cash equivalents and restricted cash - beginning of year	30,078	19,719	23,089
Cash, cash equivalents and restricted cash - end of year	$9,088	$30,078	$19,719
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$2,800	$695	$688
Supplemental disclosures of non-cash investing and financing information:
Purchase of property and equipment included in accounts payable	$533	$420	$1,033
Fair value of warrants issued in connection with term loan	4,799	363	—
Accrued deferred financing costs	—	125	—

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

Liquidity.

Since inception we have funded our operations primarily through sales of common and preferred stock and borrowing arrangements. As of December 31, 2018, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $9.1 million. In addition, we have incurred net losses since our inception, and as of December 31, 2018 have an accumulated deficit of approximately $121.3 million. We expect to continue to incur operating losses and negative cash flows from operations through March 31, 2020.

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

Basis of Presentation.

The consolidated financial statements include the results of our operations and the operations of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. As part of the FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period. This ASU will have an impact on the Company's disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases with a lease term of twelve months or less. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new leases standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The updated standard is effective for us beginning in the first quarter of fiscal 2019 and we do not plan to early adopt.

The new leases standard must be adopted using a modified retrospective transition and allows for the application of the new guidance at the beginning of the earliest comparative period presented or at the adoption date. In July 2018, the FASB issued ASU No. 2018-11, Leases - Targeted Improvements, providing an optional transition method that allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We intend to adopt the new leases standard using this optional transition method.

While we are continuing to assess the potential impacts of the standard, we currently expect the most significant impact will be the recognition of right-of-use assets and lease liabilities on our consolidated balance sheet.

Recently Adopted Accounting Pronouncements.

The Company early adopted ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815), which simplifies the accounting for certain equity-linked financial instruments and embedded feature with down round features that reduce the exercise price when the pricing of a future round of financing is lower.

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

On January 1, 2018, we adopted the new standard using the modified retrospective method applied to all contracts that are not completed contracts at the date of initial application (i.e., January 1, 2018). Results for reporting periods after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. There was no impact on the opening accumulated deficit as of January 1, 2018 due to the adoption of the new standard. We reclassified the allowance for ship from SSDs, price protection, rights of return and other activities to current liabilities presented as "Price adjustments and other revenue reserves" from the allowance for accounts receivable due to the adoption of the new standard.

We recorded a cumulative effect adjustment to our January 1, 2018 consolidated balance sheet for the impact of the reclassification of the allowance for SSDs, price protection, rights of return and other activities to current liabilities presented as “Price adjustments and other revenue reserves”. The cumulative effect of the changes made to our January 1, 2018 consolidated balance sheet for the adoption of the new revenue standard were as follows (in thousands):

	Balance as of	Adjustments	Balance as of
	December 31,	Due to	January 1,
	2017	ASC 606	2018
Accounts receivable, net	$8,668	$3,832	$12,500
Price adjustments and other revenue reserves	$—	$(3,832)	$(3,832)

In accordance with the new standard requirements, the disclosure of the impact of adoption on select consolidated balance sheet line items was as follows (in thousands):

	As of December 31, 2018
	As	Balances without	Effect of
	Reported	ASC 606	Change
Accounts receivable, net	$23,211	$18,392	$(4,819)
Price adjustments and other revenue reserves	$4,819	$—	$4,819

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

If revenue is recognized over a period of time, we would then select an appropriate method for measuring progress toward complete satisfaction of the performance obligation, usually costs incurred to date relative to the total expected costs to the satisfaction of that performance obligation. Typically, our revenue from NVM and Embedded Systems products is recognized at a point in time. Revenues from our ASIC and IP solutions products are generally recognized over a period of time.

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

Sales commissions are owed and are recorded at the time of sell through of our products to end customers. These costs are recorded within selling, general and administrative expenses.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Timing of Revenue Recognition.

2018
(in thousands)
Products transferred at a point in time	$72,323
Products and services transferred over time	11,167
$83,490

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled and our contract liabilities which we classify as deferred revenue:

	Year ended December 31,
	2018	2017	Change
	(in thousands)
Contract assets:
Accounts receivable, unbilled	$751	$—	$751
Contract liabilities:
Deferred revenue	$1,848	$262	$1,586

Accounts receivable, unbilled represents revenue recognized on certain development contracts for which invoicing has not yet occurred based on the terms of the development contract. As of December 31, 2018, we had $0.8 million classified as unbilled accounts receivable.

Deferred revenue represents amounts invoiced to customers for certain development contracts for which revenue has yet to be recognized based on actual development hours performed. Typically the timing of invoicing is based on the terms of the contract. As of December 31, 2018, we had $1.8 million classified as deferred revenue.

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

Shipping Costs.

We have elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods. These costs are recorded in cost of revenue.

Product Warranty.

Our non-volatile memory (“NVM”) products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During the year ended December 31, 2015, we recorded $250,000 for a specific potential warranty claim. During the years ended December 31, 2017 and 2016, $185,000 and $41,000, respectively, has been incurred relating to this potential warranty claim and during the year ended December 31, 2017 we recorded $27,000 for an additional potential warranty claim. During 2018, we did not record any additional liability related to potential warranty claims. As of December 31, 2018 and 2017, the warranty accrual related to NVM products was $51,000 and $51,000, respectively, and is included in accrued expenses and other current liabilities on the consolidated balance sheets.

At the time of the Echelon acquisition we recorded a warranty liability of $401,000 related to Echelon products. For the period ended December 31, 2018, we recorded additional warranty expense of $53,000. As of December 31, 2018, the warranty accrual related to Echelon products was $454,000 and is included in accrued expenses and other current liabilities on the consolidated balance sheets.

Income Taxes.

We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements, but have not been reflected in our taxable income. Valuation allowances are established to reduce deferred tax assets as necessary when in management’s estimation, based on available objective evidence, it is more likely than not that we will not generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. We include interest and penalties related to unrecognized tax benefits in income tax expense. We recognize in our consolidated financial statements the impact of a tax position that based on its technical merits is more likely than not to be sustained upon examination.

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. We had a net gain from foreign currency translation of assets and liabilities of $0.2 million for the year ended December 31, 2018. Net losses from foreign currency translation of assets and liabilities were $0.1 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive loss, net of tax, a component of stockholders’ equity. We had a net gain of $69,000 arising from transactions denominated in currencies other than the functional currency for the year ended December 31, 2018. Net losses arising from transactions denominated in currencies other than the functional currency were $4,000 and $0.1 million for the years ended December 31, 2017 and 2016, respectively, and are included in other income (expense), net in the consolidated statements of operations.

Cash, Cash Equivalents and Restricted Cash.

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

Property and Equipment.

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the related lease, whichever is shorter. Estimates of useful lives are as follows:

Estimated useful lives
Machinery and equipment	2-10 years
Furniture and fixtures	2-3 years
Leasehold improvements	Shorter of lease term or estimated useful lives

Inventories.

We record inventories at the lower of standard cost (which generally approximates actual cost on a first-in, first-out basis) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. On a quarterly basis, we analyze inventories on a part-by-part basis. The carrying value of inventory is adjusted for excess and obsolete inventory based on the forecast of demand over a specific future period. At the point of loss recognition, a new lower cost basis for that inventory is established and subsequent changes in facts and circumstances do not result in the restoration or increase in that new cost basis. The markets that we serve are volatile and actual results may vary from forecast or other assumptions, potentially affecting our assessment of excess and obsolete inventory which could have a material effect on our results of operations.

Long-Lived Assets.

We evaluate our long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We recognize an impairment loss when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the asset. If impairment is indicated, we write the asset down to its estimated fair value. We recognized an impairment of $1.6 million on certain long-lived assets for the year ended December 31, 2018.

Purchased Intangible Assets.

Purchased intangible assets are amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets with definite lives are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the estimated useful lives of the respective assets as follows:

Years
Developed technology	4 - 10
Customer relationships	7 - 12
Customer backlog	1
Contract backlog	0.5
Non-compete agreement	2 - 5
Trademarks	8 - 12

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

When evaluating goodwill for impairment, we may initially perform a qualitative assessment which includes a review and analysis of certain quantitative factors to estimate if a reporting units’ fair value significantly exceeds its carrying value. When the estimate of a reporting unit’s fair value appears more likely than not to be less than its carrying value based on this qualitative assessment, we continue to the first step of two steps impairment test. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting units is determined based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions and determination of appropriate market comparables. We base these fair value estimates on reasonable assumptions but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that we determine that the value of goodwill has become impaired, we record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We operate in one reporting unit. We conducted our annual goodwill impairment analysis in the fourth quarters of 2018, 2017, and 2016 and no goodwill impairment was indicated.

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

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivables. We place substantially all of our cash and cash equivalents on deposit with three reputable, high credit quality financial institution in the United States of America. We believe that the banks that hold substantially all of our cash and cash equivalents are financially sound and, accordingly, subject to minimal credit risk. Deposits held with the banks may exceed the amount of insurance provided on such deposits.

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. As a result of our favorable collection experience and customer concentration, there was no allowance for doubtful accounts as of December 31, 2017 and 2016. We recorded an allowance for doubtful accounts of $30,000 for the year ended December 31, 2018.

Customer concentrations as a percentage of revenue, net were as follows:

	Year Ended December 31,
	2018	2017	2016
Customer A	17%	18%	14%
Customer B	*	10%	11%

*     less than 10%

Customer concentrations as a percentage of gross accounts receivable were as follows:

	Year Ended December 31,
	2018	2017	2016
Customer A	*	31%	18%
Customer B	*	*	13%
Customer C	13%	*	*

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

Note 2. Acquisitions.

Echelon Corporation.

On September 14, 2018, we acquired 100% of the issued capital of Echelon Corporation, a Delaware corporation (“Echelon”), pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”) dated as of June 28, 2018. The purchase price was approximately $44.1 million paid in cash.

The assets and liabilities of Echelon were recorded in our consolidated balance sheet as of the acquisition date, at their respective fair values. Fair value is estimated based on one or a combination of income, cost and/or market approaches, as determined based on the nature of the asset or liability, and the level of inputs available. With respect to assets and liabilities, the determination of fair value requires management to make subjective judgments as to projections of future operating performance, the appropriate discount rate to apply, long-term growth rates, and other factors, which affect the amounts recorded in the purchase price allocation. The excess of the consideration transferred over the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected continued growth and development of Echelon. The purchase price allocation that follows is based on these estimated fair values of assets acquired and liabilities assumed. We will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date).

The following table summarizes the fair values of assets acquired and liabilities assumed (in thousands):

Cash	$15,270
Short term investments	1,274
Accounts receivable	3,020
Inventories	5,710
Other current assets	2,845
Property and equipment, net	614
Intangible assets	17,690
Goodwill	4,266
Other non-current assets	252
Accounts payable	(3,630)
Other current liabilities	(2,642)
Other non-current liabilities	(563)
Fair value net assets acquired	$44,106

Intangible assets reflect the following:

	Fair Value	Useful Life (in Years)
Customer relationships	$6,520	7
Developed technology	10,670	4
Trademarks	500	8
Total acquired intangible assets	$17,690

Pro forma financial information.

The following table presents the unaudited pro forma financial information for the combined entity of Adesto and Echelon for the years ended December 31, 2018, 2017 and 2016 as if the acquisition had occurred at the beginning of the periods presented after giving effect to certain purchase accounting adjustments. Echelon was acquired on September 14, 2018.

	Year ended December 31,
	2018	2017	2016
	(in thousands except per share amounts)
Net revenue	$104,858	$87,779	$76,353

Net loss	$(21,070)	$(10,311)	$(15,715)

Basic and diluted net loss per share	$(0.84)	$(0.39)	$(0.69)

S3 Asic Semiconductors Limited.

On May 9, 2018, we acquired 100% of the issued capital of S3 Asic Semiconductors Limited, a private company limited by shares and incorporated in Ireland (“S3 Semiconductors”), pursuant to the Share Purchase Agreement dated May 9, 2018 (the “Agreement”). S3 Semiconductors is headquartered in Ireland and its subsidiaries are in the United States, Portugal and the Czech Republic. S3 Semiconductors and its subsidiaries are engaged in the business of providing advanced mixed signal semiconductor devices and intellectual property to customers in the industrial and communications markets. The aggregate consideration was approximately $35.0 million in cash and contingent consideration in the form of a $15.0 million earn-out. The earn-out is based on achievement of certain milestones through 2019, including minimum total revenue targets, revenue derived from sales of semiconductor devices and new customer engagements with minimum value thresholds. Based on revised estimates of performance against the earn-out thresholds we recorded a change in the fair value of the earn-out liability to $10.5 million as of December 31, 2018.

The assets and liabilities of S3 Semiconductors were recorded in our consolidated balance sheet as of the acquisition date, at their respective fair values. Fair value is estimated based on one or a combination of income, cost and/or market approaches, as determined based on the nature of the asset or liability, and the level of inputs available. With respect to assets and liabilities, the determination of fair value requires management to make subjective judgments as to projections of future operating performance, the appropriate discount rate to apply, long-term growth rates, and other factors, which affect the amounts recorded in the purchase price allocation. The excess of the consideration transferred over the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is indicative of the expected continued growth and development of S3 Semiconductors. The purchase price allocation that follows is based on these estimated fair values of assets acquired and liabilities assumed. We will continue to evaluate certain assets, liabilities and tax estimates that are subject to change within the measurement period (up to one year from the acquisition date).

The following table summarizes the fair values of assets acquired and liabilities assumed (in thousands):

Cash	$267
Accounts receivable	192
Other current assets	883
Property and equipment, net	191
Intangible assets	15,340
Goodwill	34,352
Accounts payable	(37)
Deferred revenue	(129)
Earn-out liability, current	(10,218)
Other current liabilities	(761)
Deferred tax liability	(1,918)
Earn-out liability, non-current	(3,279)
Fair value of net assets acquired	$34,883

Intangible assets reflect the following:

	Fair Value	Useful Life (in Years)
Customer relationships	$12,880	7
Contract backlog	210	0.5
Developed technology	1,080	5
Non-compete agreements	380	2
Trademarks	790	12
Total acquired intangible assets	$15,340

Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company’s financial results.

Note 3. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2018	2017
Accounts receivable	$22,490	$12,500
Accounts receivable, unbilled	751	—
Allowance for SSDs, price protection, rights of return and other activities	—	(3,832)
Allowance for doubtful accounts	(30)	—
Total accounts receivable, net	$23,211	$8,668

Inventories.

Inventories consisted of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$1,427	$2,213
Work-in-process	11,451	2,408
Finished goods	5,757	1,193
Total inventories	$18,635	$5,814

For the years ended December 31, 2018, 2017 and 2016, we realized a benefit of $1.3 million, $1.3 million and $1.1 million, respectively, from sales of previously written-down products. Inventory write-downs were primarily associated with products built in excess of customer demand which resulted in excess inventory levels and legacy products for which no demand exists.

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Machinery and equipment	$15,537	$9,457
Leasehold improvements	4,422	4,252
Computer software	3,760	675
Furniture and fixtures	372	83
TowerJazz license	—	350
Construction in progress	52	1,301
Property and equipment, at cost	24,143	16,118
Accumulated depreciation and amortization	(17,058)	(8,935)
Property and equipment, net	$7,085	$7,183

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

Depreciation and amortization expense of property and equipment for the years ended December 31, 2018, 2017, and 2016 was $2.4 million, $1.4 million, and $1.0 million, respectively.

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued sales commission payable	$387	$310
Accrued manufacturing expenses	692	265
Deferred rent, current portion	514	422
Liabilities to certain customers	366	468
Warranty reserve	505	51
Deferred revenue, current portion	1,848	262
Other accrued liabilities	860	581
Total accrued expenses and other current liabilities	$5,172	$2,359

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

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
As of December 31, 2018
Assets:
Money market funds	$458	$—	$—	$458
U.S. government securities	1,282	—	—	1,282
	$1,740	$—	$—	$1,740
Liabilities:
Earn-out liability	$—	$—	$10,450	$10,450

As of December 31, 2017
Assets:
Money market funds	$11,501	$—	$—	$11,501

As of December 31, 2018, we had an earn-out liability of $10.5 million, all of which related to the acquisition of S3 Semiconductors, which was completed in May 2018 (see Note 2). The earn-out liability was calculated using the present value of a probability weighted income approach.

Changes in the earn-out liability during 2018 was as follows:

Balance as of January 1, 2018	$—
Acquisitions	13,497
Change in fair value	(2,569)
Change in foreign currency exchange rate	(478)
Balance as of December 31, 2018	$10,450

As of December 31, 2017, we had no financial liabilities measured at fair value on a recurring basis.

The Company’s cash equivalents include U.S. government securities with a minimum and weighted average credit rating of A-1+. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. As of December 31, 2018, the Company classified all of its fixed income securities as having Level 1 inputs. The Company's procedures include controls to ensure that appropriate fair values are recorded by comparing prices obtained from a third party independent source.

Note 5. Purchased Intangible Assets.

In addition to the purchased intangible assets described in Note 4, in 2012, in connection with our purchase of the serial flash memory product line assets from Atmel Corporation, we recorded $16.4 million of intangible assets.

Intangible assets, net are as follows (in thousands):

		December 31, 2018
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 - 10	$16,032	$3,593	$12,439
Customer relationships	7 - 12	28,411	6,085	22,326
Customer backlog	1	2,779	2,779	—
Contract backlog	0.5	210	210	—
Non-compete agreement	2 - 5	662	398	264
Trademarks	8 - 12	1,290	58	1,232
Total intangible assets subject to amortization		$49,384	$13,123	$36,261

		December 31, 2017
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	10	$4,282	$2,249	$2,033
Customer relationships	12	9,011	3,942	5,069
Customer backlog	1	2,779	2,779	—
Non-compete agreement	5	282	282	—
Total intangible assets subject to amortization		$16,354	$9,252	$7,102

The estimated future amortization expense of acquisition-related intangible assets subject to amortization as of December 31, 2018 is as follows (in thousands):

Year Ended December 31,
2019	$7,152
2020	7,037
2021	6,962
2022	6,070
2023	3,736
Thereafter	5,304
Total	$36,261

Note 6. Investment in Unconsolidated Affiliates.

During 2018 and 2017, we made investments in Semitech Semiconductor Pty. Ltd., an Australian corporation (“Semitech”), as part of a license and development agreement dated April 16, 2016. Semitech has developed Narrowband-Power Line Communications (“N-PLC”) products and market knowledge in the N-PLC devices space and plans to sell its products into the Smart Grid, Solar, Smart Lighting and Industrial space. Investments during 2016 through June 14, 2017 were recorded as notes receivable. On June 15, 2017, $0.4 million of notes receivable and accrued interest were converted into 233,335 shares of preferred stock in Semitech. In June 2018, we converted $0.5 million of notes receivable and accrued interest into 312,076 shares of preferred stock in Semitech. This investment is recorded at cost in other non-current assets on the consolidated balance sheets as of December 31, 2018 and 2017 in the amount of $0.9 million and $0.4 million, respectively. As of December 31, 2018 and 2017, we held investments in notes receivable in the amount of $0.2 million and $0.2 million, respectively, which were classified in other non-current assets on the consolidated balance sheets.

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

Borrowings of $12.0 million under this facility were repaid in full in May 2018. In connection with the repayment of this facility, the remaining unamortized debt discount of $66,000 was recorded as interest expense in the consolidated statements of operations.

Tennenbaum Capital Partners, LLC Term Loan.

On May 8, 2018, we entered into a credit agreement with Tennenbaum Capital Partners, LLC (“Tennenbaum”) (“Credit Agreement”). The Credit Agreement provides for a first lien senior secured term loan of $35.0 million (“Term Loan”). The Term Loan bears interest at a rate per annum equal to the sum of the Libor Rate (2.4375% on December 31, 2018) plus 8.75% and is payable in consecutive quarterly installments starting December 31, 2018. The Term Loan is scheduled to mature on May 8, 2022.  The Credit Agreement provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions.

The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including maximum consolidated leverage ratios and minimum liquidity. Upon an occurrence of an event of default, under the Credit Facility we could be required to pay interest on all outstanding obligations under the agreement at a rate of 2% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement. As of December 31, 2018, we were in compliance with all of the financial covenants and restrictions.

In connection with the Credit Agreement, Tennenbaum received a warrant to purchase 850,000 shares of common stock at an exercise price of $8.30 and a term of six years. In addition, we paid financing costs of $1.4 million. The financing costs and the value of the warrant, $4.8 million, were recorded as a debt discount and are being amortized over the life of the Credit Agreement. During the year ended December 31, 2018, the amortization of debt discount was $1.1 million and the unamortized debt discount was $5.1 million as of December 31, 2018. The fair value of the warrant was determined using the Black-Scholes option-pricing model based on the following weighted-average assumptions: stock price on date of grant $8.70, expected dividend yield 0.0%, expected volatility yield 0.0%, expected volatility 69.7%, risk-free interest rate 2.87% and expected term of six years.

Outstanding borrowings consisted of the following (in thousands):

	December 31,
	2018	2017
Term loan, current	$141	$926
Term loan, non-current	29,418	10,908
Line of credit	—	1,500
Total	$29,559	$13,334

Future repayments on outstanding borrowings (excluding unamortized discount of $5.1 million as of December 31, 2018) are as follows: (in thousands)

Year Ended December 31,
2019	$1,750
2020	1,750
2021	1,750
2022	29,458
$34,708

Interest expense incurred under our borrowings was $3.9 million, $0.8 million, and $1.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 8. Segment Information.

We operate in one business segment: application-specific semiconductors and embedded systems. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results. Revenue is evaluated based on product category and by geographic region.

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$23,188	$11,667	$6,301
Rest of Americas	2,790	245	483
Europe	17,514	9,546	5,809
Asia Pacific	39,463	34,263	31,051
Rest of world	535	391	324
Total	$83,490	$56,112	$43,968

Long-lived assets are attributed to the geographic region were they are located. Long-lived assets by geographic region were as follows (in thousands):

	December 31,
	2018	2017
United States	$3,879	$5,424
Asia Pacific	2,968	1,759
Europe	238	—
Total property and equipment, net	$7,085	$7,183

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

Pursuant to the lease, monthly base rental payments due under the lease are expected to be approximately $93,000 per month between August 1, 2016 and February 27, 2017, with annual increases of approximately 3% thereafter. The Company must also pay for certain other operating costs under the lease, including operating expenses, taxes, assessments, insurance, utilities, securities and property management fees. Peterson Ridge LLC is obligated to reimburse the Company for up to approximately $2.5 million of the Company’s out-of-pocket costs associated with any tenant improvements, as defined in the lease. The Company was reimbursed for this amount during the year ended December 31, 2016. As of December 31, 2018 and 2017, the Company recorded a lease incentive obligation of $1.7 million and $2.0 million, respectively, of which $0.4 million and $0.4 million is included in accrued liabilities and $1.3 million and $1.7 million is included in deferred rent, non-current on the consolidated balance sheets.

On November 27, 2018, the Company entered into a lease with Crossroads Capital Management Global QIAIF Platform II ICAV for 8,437 square feet in Dublin, Ireland. The initial term of the lease commenced on November 27, 2018 and is scheduled to end on November 26, 2033. Monthly lease rental payments are expected to be approximately $19,000 per month.

Rent expense under operating leases for 2018, 2017, and 2016 was $2.0 million, $1.0 million, and $1.6 million, respectively. Future minimum lease payments under operating leases are as follows:

	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Operating leases	$10,870	$2,475	$1,877	$1,692	$1,554	$1,022	$2,250

Purchase Commitments.

As of December 31, 2018, we had purchase commitments with our third-party foundries of $2.2 million due within one year, and $0.3 million in conjunction with an agreement with TowerJazz Panasonic Semiconductor Company.

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

Note 10. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We were authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share as of December 31, 2018 and 2017. Each holder of common stock is entitled to one vote per share. As of December 31, 2018, no dividends have been declared by the Board of Directors, however, the holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors.

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

Common Stock Reserved for Future Issuance.

As of December 31, 2018 and 2017, we had reserved shares of common stock for future issuances as follows:

	December 31,
	2018	2017
Warrants to purchase common stock	1,239,423	389,423
Options outstanding	1,865,415	1,560,453
Restricted stock units outstanding	1,154,980	509,894
Shares available for future grants	96,515	580,827
Shares available for ESPP	362,938	275,587
Total	4,719,271	3,316,184

Common Stock Warrants.

In connection with the conversion of preferred stock warrants upon the completion of our IPO on October 30, 2015, the following common stock warrants were outstanding:

As of December 31, 2018
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

Under our 2015 Employee Stock Purchase Plan, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. Eligible employees will be able to select a rate of payroll deduction up to 15% of their base cash compensation. The purchase price for shares of our common stock purchased under our 2015 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. Except for the first offering period, each offering period will run for no more than six months, with purchases occurring every six months. The first offering period began upon the effective date of our IPO and was originally set to end on June 30, 2016. On May 25, 2016, the Board of Directors extended the initial offering period to July 31, 2016. Subsequent purchase periods will be 6 months in duration beginning on August 1, 2016. On July 29, 2016, we issued 68,392 shares of common stock in conjunction with the end date of the initial purchase window. During 2018 and 2017, we issued 125,567 and 110,711 shares of common stock, respectively, in conjunction with the ESPP.

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

A summary of stock option and RSUs activity under the 2007 Plan and the 2015 Equity Incentive Plan is as follows:

	Stock Options
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2015	796,356	$2.49	6.5	$4,157
Granted	230,200	3.38
Exercised	(13,112)	1.80
Canceled	(21,549)	3.73
Outstanding as of December 31, 2016	991,895	2.68	6.3	$161
Granted	835,480	4.30
Exercised	(230,123)	1.92
Canceled	(36,799)	4.16
Outstanding as of December 31, 2017	1,560,453	3.63	7.6	$4,632
Granted	479,375	7.25
Exercised	(112,965)	2.48
Canceled	(61,448)	3.65
Outstanding as of December 31, 2018	1,865,415	$4.63	7.6	$1,540
Options vested and expected to vest as of December 31, 2018	1,782,829	$4.56	7.5	$1,522
Options vested and exercisable as of December 31, 2018	969,246	$3.61	6.4	$1,290

	Restricted Stock Units
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2015	874,508	$5.95	1.8	$6,742
Granted	69,414	4.82
Released	(438,086)	5.95
Forfeited/expired	(14,882)	5.70
Outstanding as of December 31, 2016	490,954	5.80	0.5	$908
Granted	541,513	2.88
Released	(497,009)	5.64
Forfeited/expired	(25,564)	5.98
Outstanding as of December 31, 2017	509,894	2.84	1.4	$3,288
Granted	925,578	6.55
Released	(264,568)	4.02
Forfeited/expired	(15,924)	8.34
Outstanding as of December 31, 2018	1,154,980	$5.50	1.4	$5,082

Certain of the RSUs that were released in 2017 and 2018 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. During the year ended December 31, 2018, 264,568 shares of RSUs were released and, of those, we withheld 66,272 shares to satisfy $0.4 million of employees’ minimum tax obligation on the released RSUs. During the year ended December 31, 2017, 134,541 shares of RSUs were released and, of those, we withheld 50,541 shares to satisfy $0.1 million of employees’ minimum tax obligation on the released RSUs.

Additional information regarding stock options outstanding and vested as of December 31, 2018 is summarized below:

				Options Vested and
	Options Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Shares	Average
	Stock	Remaining	Exercise	subject	Exercise
	Options	Contractual	Price per	to Stock	Price per
Range of Exercise Prices	Outstanding	Life (Years)	Share	Options	Share
$1.60	5,509	7.4	$1.60	3,008	$1.60
$1.65	314,141	3.9	1.65	314,141	1.65
$3.30 - $3.48	239,746	6.9	3.41	224,875	3.40
$3.55	370,275	8.2	3.55	152,087	3.55
$3.60 - $4.58	161,665	8.2	3.76	79,898	3.61
$5.25	247,228	8.4	5.25	98,218	5.25
$5.30 - $6.60	188,545	9.5	6.04	7,025	6.60
$7.85	25,500	8.8	7.85	9,843	7.85
$8.45	239,413	9.3	8.45	29,922	8.45
$8.55 - $10.00	73,393	7.5	9.63	50,229	9.86
$1.60-$10.00	1,865,415	7.6	$4.63	969,246	$3.61

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

Volatility. We determine volatility based on the historical stock volatilities of our publicly traded common stock from the date of our IPO.

Dividend yield. We have never declared or paid any cash dividend and do not currently plan to pay a cash dividend in the foreseeable future. Consequently, we used an expected dividend yield of zero.

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

	Year Ended December 31,
	2018	2017	2016
Volatility	72%	86%	52%
Expected dividend yield	—	—	—
Risk-free rate	2.85%	2.15%	1.34%
Expected term (in years)	6	6	6

The weighted-average grant date fair value of the options granted under the 2015 Equity Incentive Plan as calculated using the Black-Scholes option-pricing model was $4.59, $3.11 and $1.63 per share for the years ended December 31, 2018, 2017 and 2016, respectively.

On April 1, 2017, our compensation committee granted 204,220 RSUs that do not begin vesting unless certain performance goals are met. All performance goals must be met in order for the shares to begin vesting. Vesting would begin on the one-year anniversary of the grant date. These performance goals relate to a) the price performance of our common stock one year from the grant date as compared to a threshold established by our compensation committee and b) revenue, gross profit and EBITDA performance relative to plan targets for fiscal 2017 established by our compensation committee.  As a result of these performance-based vesting conditions we valued these RSUs using Monte Carlo simulation techniques to establish a fair value per share of $0.81 at the time of grant. As of April 1, 2018, all of the performance goals had been met and 204,220 RSUs began vesting.

On April 1, 2018, our compensation committee granted 102,283 RSUs that do not begin vesting unless certain performance goals are met. Vesting will not begin unless the stock performance goals are met and the number of shares eligible to begin vesting are based on Adesto’s share performance as compared to the Russell 2000 stock index which is the performance threshold established by the compensation committee. The evaluation period for the stock performance is from April 2, 2018 through March 31, 2019. Vesting begins on the one-year anniversary of the grant date with 20% of the shares vesting immediately and the remaining 80% of the shares vesting over the next eight quarters. As a result of these performance-based vesting conditions we valued these RSUs using Monte Carlo simulation techniques to establish a fair value per share of $4.92 at the time of grant.

The following table presents the effects of stock-based compensation for stock options, RSUs, and ESPP (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$190	$112	$81
Research and development	1,203	1,172	1,038
Selling, general and administrative	1,815	2,218	2,224
Total	$3,208	$3,502	$3,343

Stock-based compensation expense capitalized to inventories was not material during the years ended December 31, 2018, 2017 and 2016.

We did not realize any income tax benefit from stock option exercises in any of the periods presented due to recurring losses and valuation allowances.

As of December 31, 2018, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $2.8 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.6 years.

As of December 31, 2018 the total unrecognized compensation cost related to RSUs and ESPP was $4.8 million and $35,000, respectively, and these amounts are expected to be recognized over 2.5 years and 0.1 years, respectively.

Note 12. Income Taxes.

The components of our income (loss) before provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$(23,170)	$(5,974)	$(11,843)
Foreign	1,651	387	215
Loss before provision for (benefit from) income taxes	$(21,519)	$(5,587)	$(11,628)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$1	$—	$—
State	12	3	2
Foreign	92	98	(19)
Total current provision for (benefit from) income taxes	105	101	(17)
Deferred:
Federal	—	—	1
State	—	—	—
Foreign	(184)	—	—
Total deferred provision for (benefit from) income taxes	(184)	—	1
Total	$(79)	$101	$(16)

The reconciliation of the federal statutory income tax to our effective tax is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Federal tax at statutory rate	$(4,519)	$(1,896)	$(3,954)
State taxes - current	13	—	—
State taxes - deferred	(12,354)	(877)	(184)
Foreign rate differential	(199)	(46)	(14)
Nondeductible expenses	251	453	(48)
Research and development credit	(174)	(174)	(180)
Stock compensation	47	218	784
Change in federal rate	(2,191)	12,231	—
Transaction costs	1,615	—	—
Change in valuation allowance	17,432	(9,808)	3,580
Total	$(79)	$101	$(16)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$31,399	$20,017
Accruals and reserves	1,528	2,234
Amortization of intangible assets	—	802
Tax credit carryforwards	13,081	3,443
Depreciation	280	(75)
Deferred revenue	123	—
Other	1,093	104
Gross deferred tax assets	47,504	26,525
Valuation allowance	(43,957)	(26,525)
Total deferred tax assets	3,547	—
Deferred tax liabilities:
Change in tax accounting method for reserves and	—	—
allowances
Amortization of intangible assets	(5,282)	(1)
Total deferred tax liabilities	(5,282)	(1)
Net deferred tax liability	$(1,735)	$(1)

In accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, a valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on our review of both the positive and negative evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting its results, we have concluded that it is more likely than not that the we will not be able to realize all of our U.S. deferred tax assets. Therefore, we have established a valuation allowance to offset net deferred tax assets as of December 31, 2018, 2017 and 2016 due to the uncertainty of realizing future tax benefits from our net operating loss (“NOL”) carryforwards and other deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2018, 2017, and 2016 was an increase of $17.4 million, a decrease of $9.8 million, and an increase of $3.6 million, respectively.

As of December 31, 2018, we had federal and state NOL carryforwards of $92.3 million and $100.4 million available to offset future taxable income. The federal NOL carryforwards will expire at various dates beginning in 2027, if not utilized. The state NOL carryforward will expire at various dates beginning in 2019, if not utilized. In addition, as of December 31, 2018, we had federal and state research and development tax credit carryforwards of $3.8 million and $21.5 million. The federal research and development credit carryforwards will expire beginning in 2027 if not utilized. The state research and development tax credit carryforwards do not expire.

Utilization of NOL carryforwards and credits may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of NOLs and credits before utilization. The acquired tax attributes of Echelon have been written down by the ownership change limitations.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2015	$3,135
Tax positions related to the current year:
Additions	462
Tax positions related to the prior year:
Reductions	(7)
Balance as of December 31, 2016	3,590
Tax positions related to the current year:
Additions	665
Tax positions related to the prior year:
Reductions	(8)
Balance as of December 31, 2017	4,247
Tax positions related to the current year:
Additions	459
Echelon acquisition	5,938
Tax positions related to the prior year:
Reductions	(8)
Balance as of December 31, 2018	$10,636

Our total amounts of unrecognized tax benefits that, if recognized, would affect our tax rate are $361,000 and $36,000 as of December 31, 2018 and 2017, respectively.

While it is often difficult to predict the final outcome of any particular uncertain tax position, we do not believe it is reasonably possible that the total amount of unrecognized tax benefit as of December 31, 2018 will materially change in the next twelve months.

Our policy is to classify interest and penalties associated with unrecognized tax positions, if any, as components of our income tax provision. Interest and penalties were not significant during the year ended December 31, 2018.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. In accordance with SAB 118, we had determined that the provisional amount related to the mandatory deemed repatriation of deferred foreign income was $0.2 million based on cumulative foreign earnings of $0.8 million. In the fourth quarter of 2018 the calculation of the mandatory deemed repatriation of deferred foreign income was finalized, and the change to the original estimate was immaterial.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the 2017 Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, we elected to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.

Note 13. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2018	2017	2016
Stock options	1,865,415	1,560,453	991,895
Restricted stock units	1,154,980	509,894	490,954
Common stock warrants	1,239,423	389,423	411,514
	4,259,818	2,459,770	1,894,363

Note 14. Related Party Transactions.

The Company purchases certain wafers from Altis Semiconductor S.N.C., which was acquired by X-FAB Silicon Foundries in 2016, who is a stockholder of the Company. There were no payments made during the year ended December 31, 2018 and total payments made during the years ended December 31, 2017 and 2016 were $200,000 and $314,000, respectively. As of December 31, 2018 and 2017, there were no invoices included within accounts payable on the consolidated balance sheets.

Note 15. Selected Unaudited Quarterly Financial Data.

The following tables show a summary of the Company’s unaudited quarterly financial information:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Revenue, net	$28,078	$21,927	$18,183	$15,302
Gross profit	$11,534	$9,583	$7,764	$7,180
Net loss	$(6,875)	$(8,397)	$(5,058)	$(1,102)
Net loss per share - Basic and diluted	$(0.23)	$(0.30)	$(0.24)	$(0.05)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2017	2017	2017	2017
Revenue, net	$16,154	$15,239	$13,412	$11,307
Gross profit	$7,732	$7,466	$6,723	$5,554
Net loss	$(165)	$(997)	$(1,751)	$(2,775)
Net loss per share - Basic and diluted	$(0.01)	$(0.05)	$(0.11)	$(0.18)

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) of the Exchange Act. Under the supervision and with the participation of the CEO and CFO, our management conducted an assessment of the effectiveness of internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

As required by Rule 13a‑15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a‑15(f) to determine whether any changes in our internal controls over financial reporting occurred during the three months ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than as described above, there have been no such changes during the three months ended December 31, 2018.

ITEM 9B.    OTHER INFORMATION

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2019 Annual Meeting of Stockholders.

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

(c) Exhibits

Exhibit				Incorporated by Reference		Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation.	S‑1/A	333206940	3.02	10/5/2015

3.2	Amended and Restated Bylaws.	S‑1/A	333206940	3.04	10/5/2015

4.2	Fourth Amended and Restated Investors’ Rights Agreement	S‑1	333206940	4.01	9/14/2015

10.1+	Form of Indemnification Agreement.	S‑1/A	333206940	10.01	10/5/2015

10.2+	2007 Equity Incentive Plan and form of option grant.	S‑1	333206940	10.02	9/14/2015

10.3+	2015 Equity Incentive Plan and form of equity awards.	S‑1/A	333206940	10.03	10/5/2015

10.4+	2015 Employee Stock Purchase Plan.	S‑1/A	333206940	10.04	10/5/2015

10.5+	Amended and Restated Employment Agreement, by and between the Registrant and Narbeh Derhacobian, dated August 16, 2013.	S‑1	333206940	10.08	9/14/2015

10.6+	Offer Letter, dated May 30, 2013, by and between the Registrant and Ron Shelton.	S‑1	333206940	10.09	9/14/2015

10.7+	Offer Letter, dated August 28, 2015, by and between the Registrant and Gideon Intrater.					X

10.8	Lease by and between the Registrant and Peterson Ridge LLC, dated November 2, 2015.	8‑K	00137582	10.2	11/6/2015

10.9	Business Financing Agreement by and between the Registrant and Western Alliance Bank, dated July 7, 2016.	10‑Q	00137582	10.1	11/14/2016

10.10	First Business Financing Modification Agreement between the Registrant and Western Alliance Bank, dated July 7, 2016.	10-K	00137582	10.10	3/24/2017

Exhibit				Incorporated by Reference		Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

10.11	Cell Library License Agreement by and between the Registrant and Atmel Corporation, dated September 28, 2012.	S‑1	333206940	10.12	9/14/2015

10.12	Process Technology and IP License Agreement by and between the Registrant and Atmel Corporation, dated September 28, 2012.	S‑1	333206940	10.13	9/14/2015

10.13	Second-Business Financing Modification Agreement between the Registrant and Western Alliance Bank, dated September 29, 2017	8-K	00137582	10.1	10/05/2017

10.14+	Form of Principal Officer Change in Control and Severance Agreement	8-K	00137582	10.1	8/04/2017

10.15+	Form of Executive Officer Change in Control and Severance Agreement					X

10.16+	Form of executive officer performance-based restricted stock units award agreement	10‑Q	00137582	10.3	5/15/2017

10.17+	Form of Executive Officer Change in Control and Severance Agreement	10‑K	00137582	10.15	3/13/2018

23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 2 of this report).					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

Exhibit				Incorporated by Reference		Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

+     Indicates a management contract or compensatory plan.

*     As contemplated by Securities and Exchange Commission Release No. 33‑8212, these exhibits are furnished with this Annual Report on Form 10‑K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Adesto Technologies Corporation under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on the 18th day of March 2019.

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

Signature	Title	Date

/s/ Narbeh Derhacobian	President, Chief Executive Officer and Director	March 18, 2019
Narbeh Derhacobian	(Principal Executive Officer)

/s/ Ron Shelton	Chief Financial Officer	March 18, 2019
Ron Shelton	(Principal Accounting and Financial Officer)

/s/ Nelson Chan	Director	March 18, 2019
Nelson Chan

/s/ Keith Crandell	Director	March 18, 2019
Keith Crandell

/s/ Francis Lee	Director	March 18, 2019
Francis Lee

/s/ Kevin Palatnik	Director	March 18, 2019
Kevin Palatnik