Form 10-Q
period 2019-03-31
ADESTO TECHNOLOGIES Corp
filed 2019-05-10
CIK 1395848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Common Stock, $0.0001 par value per share	29,720,036 shares

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	IOTS	The NASDAQ Stock Market

ADESTO TECHNOLOGIES CORPORATION

QUARTERLY REPORT ON FORM 10‑Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$7,645	$8,630
Restricted cash	459	458
Accounts receivable, net	23,220	23,211
Inventories	16,643	18,635
Prepaid expenses	1,952	1,668
Other current assets	888	871
Total current assets	50,807	53,473
Property and equipment, net	6,873	7,085
Intangible assets, net	34,473	36,261
Operating lease right-of-use assets	4,730	—
Other non-current assets	1,704	1,729
Goodwill	38,640	38,640
Total assets	$137,227	$137,188
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,856	$16,146
Accrued compensation and benefits	4,095	4,038
Accrued expenses and other current liabilities	5,471	5,172
Price adjustments and other revenue reserves	4,820	4,819
Earn-out liability, current	10,130	10,450
Operating lease liabilities, current	1,099	—
Term loan, current	161	141
Total current liabilities	42,632	40,766
Term loan, non-current	29,362	29,418
Operating lease liabilities, non-current	5,620	—
Deferred rent, non-current	—	1,947
Deferred tax liability, non-current	1,660	1,735
Other non-current liabilities	591	580
Total liabilities	79,865	74,446
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of March 31, 2019 and December 31, 2018; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 29,648,587 and 29,442,065 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	185,718	184,158
Accumulated other comprehensive loss	(263)	(135)
Accumulated deficit	(128,096)	(121,284)
Total stockholders' equity	57,362	62,742
Total liabilities and stockholders’ equity	$137,227	$137,188

(1)	The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue, net	$28,113	$15,302
Cost of revenue	14,893	8,122
Gross profit	13,220	7,180
Operating expenses:
Research and development	7,522	3,559
Selling, general and administrative	7,935	4,277
Amortization of intangible assets	1,788	294
Acquisition related expenses	222	—
Restructuring and other charges	1,694	—
Total operating expenses	19,161	8,130
Loss from operations	(5,941)	(950)
Other income (expense):
Interest expense, net	(1,370)	(141)
Other income (expense), net	220	10
Total other income (expense), net	(1,150)	(131)
Loss before provision for (benefit from) income taxes	(7,091)	(1,081)
Provision for (benefit from) income taxes	(31)	21
Net loss	$(7,060)	$(1,102)
Net loss per share:
Basic and diluted	$(0.24)	$(0.05)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	29,592,247	21,370,927

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(7,060)	$(1,102)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(128)	(17)
Comprehensive loss	$(7,188)	$(1,119)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Three Months Ended March 31, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2019	29,442,065	$3	$184,158	$(135)	$(121,284)	$62,742
ASC 842 adoption adjustment					248	248
Options exercised	9,712	—	26	—	—	26
Employee stock purchase plan	129,815	—	544	—	—	544
Restricted stock units, net of taxes paid related to net settlement of equity awards	66,995	—	(85)	—	—	(85)
Stock-based compensation	—	—	1,075	—	—	1,075
Foreign currency translation adjustments	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(7,060)	(7,060)
Balances as of March 31, 2019	29,648,587	$3	$185,718	$(263)	$(128,096)	$57,362

	Three Months Ended March 31, 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2018	21,291,833	$2	$133,087	$(295)	$(99,844)	$32,950
Options exercised	47,405	—	106	—	—	106
Employee stock purchase plan	55,806	—	223	—	—	223
Restricted stock units, net of taxes paid related to net settlement of equity awards	14,248	—	(55)	—	—	(55)
Stock-based compensation	—	—	443	—	—	443
Foreign currency translation adjustments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(1,102)	(1,102)
Balances as of March 31, 2018	21,409,292	$2	$133,804	$(312)	$(100,946)	$32,548

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,060)	$(1,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,075	443
Depreciation and amortization	646	488
Amortization of intangible assets	1,788	294
Amortization of debt discount	401	19
Deferred income taxes	(75)	1
Gain on sale of equipment	—	(18)
Decrease in fair value of earn-out liability	(320)	—
Changes in assets and liabilities:
Accounts receivable	(9)	(3,520)
Inventories	1,992	(1,740)
Prepaid expenses and other current assets	(301)	(163)
Other non-current assets	176	(129)
Accounts payable	545	125
Accrued compensation and benefits	57	205
Accrued expenses and other current liabilities	756	147
Price adjustments and other revenue reserves	1	4,545
Other non-current liabilities	(303)	—
Deferred rent	—	(110)
Net cash used in operating activities	(631)	(515)
Cash flows from investing activities:
Acquisition of property and equipment	(600)	(293)
Investment in unconsolidated affiliate	(4)	—
Net cash used in investing activities	(604)	(293)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	570	329
Tax withholdings related to net share settlement of restricted stock units	(85)	(55)
Proceeds from revolving line of credit	—	1,500
Payments on revolving line of credit	—	(1,500)
Payments on term loan	(437)	—
Net cash provided by financing activities	48	274
Effect of exchange rates on cash, cash equivalents and restricted cash	203	2
Net decrease in cash, cash equivalents and restricted cash	(984)	(532)
Cash, cash equivalents and restricted cash - beginning of year	9,088	30,078
Cash, cash equivalents and restricted cash - end of year	$8,104	$29,546
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$981	$137
Supplemental disclosures of non-cash investing and financing information:
Purchase of property and equipment included in accounts payable	$165	$1,065

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

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to complete annual consolidated financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, for any other interim period or for any other future year.

The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures required by U.S. GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 18, 2019.

The condensed consolidated financial statements include the results of our operations, and the operations of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

There have been no material changes to our significant accounting policies described in Note 1, Organization and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10‑K for the year ended December 31, 2018 that have had a material impact on our condensed consolidated financial statements and related notes, except as described below.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Recently Adopted Accounting Pronouncements.

Adoption of ASC 842:

We adopted ASU No. 2016-02, Leases (“Topic 842”), as of January 1, 2019, using the modified retrospective approach. The modified retrospective approach provides a method for recording existing leases at the beginning of the period of adoption. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification and we elected the hindsight practical expedient to determine the lease term for existing leases. We determined that most renewal options would not be reasonably certain in determining the expected lease term. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Adoption of the new standard resulted in the recording of right of use assets of $4.9 million and lease liabilities of $7.0 million, as of January 1, 2019. The standard did not have an impact on our consolidated results of operations or cash flows.

The effect of the changes made to our consolidated January 1, 2019 balance sheet for the adoption of the new lease standard was as follows (in thousands):

	Balance as of	Adjustments	Balance as of
	December 31,	Due to	January 1,
	2018	ASC 842	2019
Operating lease right-of-use assets	$—	$4,877	$4,877
Total assets	$137,188	$4,877	$142,065
Operating lease liabilities, current	$—	$1,116	$1,116
Operating lease liabilities, non-current	$—	$5,917	$5,917
Deferred rent	$2,404	(2,404)	—
Total liabilities	$74,446	$4,629	$79,075
Accumulated deficit	$(121,284)	$248	$(121,036)
Total stockholders' equity	$62,742	$248	$62,990
Total liabilities and stockholders' equity	$137,188	$4,877	$142,065

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Timing of Revenue Recognition.

2018
(in thousands)
Products transferred at a point in time	$24,135
Products and services transferred over time	3,978
$28,113

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled and our contract liabilities which we classify as deferred revenue:

	March 31,	December 31,
	2019	2018	Change
	(in thousands)
Contract assets:
Accounts receivable, unbilled	$889	$751	$138
Contract liabilities:
Deferred revenue	$1,668	$1,848	$(180)

Accounts receivable, unbilled represents revenue recognized on certain development contracts for which invoicing has not yet occurred based on the terms of the development contract. As of March 31, 2019 and December 31, 2018, we had $0.9 million and $0.8 million, respectively, classified as unbilled accounts receivable.

Deferred revenue represents amounts invoiced to customers for certain development contracts for which revenue has yet to be recognized based on actual development hours performed. Typically the timing of invoicing is based on the terms of the contract. As of March 31, 2019 and December 31, 2018, we had $1.7 million and $1.8 million, respectively, of deferred revenue classified as accrued expenses and other liabilities.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results could differ from these estimates.

Product Warranty.

Our non-volatile memory (“NVM”) products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During 2018 and the three months ended March 31, 2019, we did not record any additional liability related to potential warranty claims. As of March 31, 2019 and December 31, 2018, the warranty accrual related to NVM products was $51,000 and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

At the time of the Echelon acquisition we recorded a warranty liability of $401,000 related to Echelon products. During 2018 and the three months ended March 31, 2019, we recorded additional warranty expense of $53,000 and $9,000, respectively. As of March 31, 2019 and December 31, 2018, the warranty accrual related to Echelon products was $463,000 and $454,000, respectively, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. Net losses from foreign currency translation of assets and liabilities were $128,000 and $17,000 for the three months ended March 31, 2019 and 2018, respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive loss, net of tax, a component of stockholders’ equity. Net gains and losses arising from transactions denominated in currencies other than the functional currency were a loss of $97,000 and $8,000 for the three months ended March 31, 2019 and 2018, respectively, and are included in other income (expense), net in the condensed consolidated statements of operations.

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

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

to pay. The allowance for doubtful accounts as of March 31, 2019 and December 31, 2018 was $60,000 and $30,000, respectively.

Customer concentrations as a percentage of revenue, net were as follows:

	Three Months Ended
	March 31,
	2019	2018
Customer A	26%	18%

Customer concentrations as a percentage of gross accounts receivable were as follows:

	March 31,	December 31,
	2019	2018
Customer A	32%	13%

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accounts receivable	$22,391	$22,490
Accounts receivable, unbilled	889	751
Allowance for doubtful accounts	(60)	(30)
Total accounts receivable, net	$23,220	$23,211

Inventories.

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$1,414	$1,427
Work-in-process	9,518	11,451
Finished goods	5,711	5,757
Total inventories	$16,643	$18,635

For the three months ended March 31, 2019, we recorded a write-down of $0.3 million related to excess inventory. For the three months ended March 31, 2018, we realized a benefit of $0.4 million from the sales of previously reserved products.

Inventory write-downs are primarily associated with products built in excess of customer demand which resulted in excess inventory levels, legacy products for which no demand exists, lower of cost or net realizable value write-downs associated with products for which costs exceeded net realizable value, and write-downs associated with the closing of the Echelon lighting business.

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Machinery and equipment	$15,537	$15,537
Leasehold improvements	4,418	4,422
Computer software	3,799	3,760
Furniture and fixtures	362	372
Construction in progress	337	52
Property and equipment, at cost	24,453	24,143
Accumulated depreciation and amortization	(17,580)	(17,058)
Property and equipment, net	$6,873	$7,085

The Company incurs costs for the fabrication of masks used by its foundry partners to manufacture its products. Beginning the first fiscal quarter of 2017, the Company capitalizes mask costs that are expected to be utilized in

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2019 and 2018 was $0.6 million and $0.5 million, respectively.

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued sales commission payable	$281	$387
Accrued manufacturing expenses	428	692
Liabilities to certain customers	—	366
Warranty reserve	514	505
Lighting disposal liabilities	1,392	—
Deferred revenue, current portion	1,668	1,848
Other accrued liabilities	1,188	1,374
Total accrued expenses and other current liabilities	$5,471	$5,172

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

Financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
As of March 31, 2019
Assets:
Money market funds	$459	$—	$—	$459
U.S. government securities	725	—	—	725
	$1,184	$—	$—	$1,184
Liabilities:
Earn-out liability	$—	$—	$10,130	$10,130

As of December 31, 2018
Assets:
Money market funds	$458	$—	$—	$458
U.S. government securities	1,282	—	—	1,282
	$1,740	$—	$—	$1,740
Liabilities:
Earn-out liability	$—	$—	$10,450	$10,450

As of March 31, 2019, we had an earn-out liability of $10.1 million, all of which related to the acquisition of S3 Semiconductors, which was completed in May 2018 (see Note 2). The earn-out liability was calculated using the present value of a probability weighted income approach.

Changes in the earn-out liability during 2019 was as follows:

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Balance as of January 1, 2019	$10,450
Acquisitions	—
Change in fair value	(320)
Change in foreign currency exchange rate	—
Balance as of March 31, 2019	$10,130

The Company’s cash equivalents include U.S. government securities with a minimum and weighted average credit rating of A-1+. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. As of March 31, 2019, the Company classified all of its fixed income securities as having Level 1 inputs. The Company's procedures include controls to ensure that appropriate fair values are recorded by comparing prices obtained from a third party independent source.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets, net were as follows (in thousands):

		March 31, 2019
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 - 10	$16,032	$4,420	$11,612
Customer relationships	7 - 12	28,411	6,966	21,445
Customer backlog	1	2,779	2,779	—
Contract backlog	0.5	210	210	—
Non-compete agreement	2 - 5	662	446	216
Trademarks	8 - 12	1,290	90	1,200
Total intangible assets subject to amortization		$49,384	$14,911	$34,473

		December 31, 2018
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 - 10	$16,032	$3,593	$12,439
Customer relationships	7 - 12	28,411	6,085	22,326
Customer backlog	1	2,779	2,779	—
Contract backlog	0.5	210	210	—
Non-compete agreement	2 - 5	662	398	264
Trademarks	8 - 12	1,290	58	1,232
Total intangible assets subject to amortization		$49,384	$13,123	$36,261

We recorded amortization expense related to the acquisition-related intangible assets as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Operating expense category:
Research and development	$828	$106
Selling, general and administrative	960	188
Total	$1,788	$294

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The estimated future amortization expense of acquisition-related intangible assets subject to amortization after March 31, 2019 is as follows (in thousands):

Year Ended December 31,
2019 (remaining 9 months)	$5,364
2020	7,037
2021	6,962
2022	6,070
2023	3,735
Thereafter	5,305
Total	$34,473

Note 6. Investment in Unconsolidated Affiliates.

During 2017 and 2016, we made investments in Semitech Semiconductor Pty. Ltd., an Australian corporation (“Semitech”), as part of a license and development agreement dated April 16, 2016. Semitech has developed Narrowband-Power Line Communications (“N-PLC”) products and market knowledge in the N-PLC devices space and plans to sell its products into the smart grid, solar, smart lighting and industrial space. Investments during 2016 through June 14, 2017 were recorded as notes receivable. On June 15, 2017, $0.4 million of notes receivable and accrued interest were converted into 233,335 shares of preferred stock in Semitech. In June 2018, we converted $0.5 million of notes receivable and accrued interest into 312,076 shares of preferred stock in Semitech. This investment is recorded at cost in other non-current assets on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, we held investments in notes receivable in Semitech in the amount of $0.1 million and $0.2 million, respectively, which were classified in other non-current assets on the condensed consolidated balance sheets.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Tennenbaum Capital Partners, LLC Term Loan.

One May 8, 2018, we entered into a credit agreement with Tennenbaum Capital Partners, LLC (“Tennenbaum”) (“Credit Agreement”). The Credit Agreement provides for a 1st lien senior secured term loan of $35.0 million (“Term Loan”). The Term Loan bears interest at a rate per annum equal to the sum of the Libor Rate (2.4375% on March 31, 2019) plus 8.75% and is payable in consecutive quarterly installments starting December 31, 2018. The Term Loan is scheduled to mature on May 8, 2022.  The Credit Agreement provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions.

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

In connection with the Credit Agreement, Tennenbaum received a warrant to purchase 850,000 shares of common stock at an exercise price of $8.30 and a term of six years. In addition, we paid financing costs of $1.4 million. The financing costs and the value of the warrant, $4.8 million, were recorded as a debt discount and are being amortized over the life of the Credit Agreement. Amortization of debt discount was $0.4 million for the three months ended March 31, 2019.

Outstanding borrowings consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Term loan, current	$161	$141
Term loan, non-current	29,362	29,418
Total	$29,523	$29,559

Future repayments on outstanding borrowings (excluding unamortized discount of $4.7 million as of March 31, 2019) are as follows (in thousands):

Year Ended December 31,
2019 (remaining 9 months)	$1,313
2020	1,750
2021	1,750
2022	29,458
$34,271

Interest expense incurred under our borrowings was $1.4 million and $154,000 for the three months ended March 31, 2019 and 2018, respectively.

Note 8. Segment Information.

We operate in one business segment; application-specific, semiconductors and systems. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

results. Revenue is evaluated based on product category and by geographic region. All of our revenue results from contracts with customers; we have no additional sources of revenue.

Product revenue from customers is disaggregated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
United States	$7,470	$2,702
Rest of Americas	1,861	135
Europe	4,788	3,286
Asia Pacific	13,716	9,125
Rest of world	278	54
Total	$28,113	$15,302

Long-lived assets are attributed to the geographic region where they are located. Long-lived assets by geographic region were as follows (in thousands):

	March 31,	December 31,
	2019	2018
United States	$3,695	$3,879
Asia Pacific	2,678	2,968
Europe	500	238
Total property and equipment, net	$6,873	$7,085

March 31,
2019
United States	$2,323
Asia Pacific	158
Europe	2,249
Total operating lease right-of-use assets	$4,730

Note 9. Commitments and Contingencies.

Operating Leases.

We lease certain manufacturing facilities, warehouses, office space, and equipment under non-cancelable operating leases that expire at various times up to November 2033 and have options to renew most leases, with rentals to be negotiated. Certain of our leases contain provisions for rental adjustments. Operating lease rentals are expensed on a straight-line basis over the life of the lease beginning on the date we take possession of the property. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably assured. The exercise of lease renewal options is at our sole discretion. The lease term is used to determine whether a lease is financing or operating and is used to calculate straight-line rent expense. Additionally, the depreciable life of leasehold improvements is limited by the expected lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table reflects our lease assets and our lease liabilities at March 31, 2019 and January 1, 2019.

	March 31,	January 1,
	2019	2019
Assets:
Operating lease right-of-use assets	$4,730	$4,877

Liabilities:
Operating lease liabilities, current	$1,099	$1,116
Operating lease liabilities, non-current	$5,620	$5,917

Lease Costs:

The components of lease costs were as follows:

Three Months Ended
March 31,
2019
Operating lease cost	$551

As of March 31, 2019, the maturity of operating lease liabilities was as follows:

(In thousands)
2019 (remaining 9 months)	$1,762
2020	1,864
2021	1,685
2022	1,550
2023	1,018
Thereafter	2,206
Total lease payments	10,085
Less: Interest	(3,366)
Present value of lease liabilities	$6,719

Lease Term and Discount Rate:

March 31,
2019
Weighted-average remaining lease term (in years)	7.4
Weighted-average discount rate	11.56%

Other Information:

Supplemental cash flow information related to leases was as follows:

Three Months Ended
March 31, 2019
Operating cash outflows from operating leases	$551
Right-of-use assets obtained in exchange for new operating lease liabilities	$—

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Purchase Commitments.

As of March 31, 2019, we had purchase commitments with our third-party foundries of $2.4 million.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We are authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share as of March 31, 2019 and December 31, 2018. Each holder of common stock is entitled to one vote per share. As of March 31, 2019, no dividends have been declared by the Board of Directors, however, the holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors.

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

Common Stock Reserved for Future Issuance.

As of March 31, 2019 and December 31, 2018, we had reserved shares of common stock for future issuances as follows:

	March 31,	December 31,
	2019	2018
Warrants to purchase common stock	1,239,423	1,239,423
Options outstanding	2,018,469	1,865,415
Restricted stock units outstanding	1,346,031	1,154,980
Shares available for future grants	834,223	96,515
Shares available for ESPP	527,544	362,938
Total	5,965,690	4,719,271

Common Stock Warrants.

In connection with the Credit Agreement (Note 7), the Company issued Tennenbaum a warrant to purchase 850,000 shares of common stock at an exercise price of $8.30 per share with a term of six years. The grant date fair value of the warrant was approximately $4.8 million which was recorded as a debt discount and is being amortized over the life of the Credit Agreement. The fair value of the warrant was determined using the Black-Scholes Model based on the following assumptions: common stock price on date of grant of $8.70, dividend yield of 0%, volatility of 69.73%, a risk-free interest rate 2.87% and a term of 6 years.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following common stock warrants were outstanding:

As of March 31, 2019
Total amount of securities issuable
under the outstanding warrants	Exercise Price	Issuance Date	Expiration Date
74,141	$30.35	2012-2013	2019
315,282	$2.38	2014-2015	2022-2024
850,000	$8.30	2018	2024
1,239,423	$8.11

As of December 31, 2018
Total amount of securities issuable
under the outstanding warrants	Exercise Price	Issuance Date	Expiration Date
74,141	$30.35	2012-2013	2019
315,282	$2.38	2014-2015	2022-2024
850,000	$8.30	2,018	2024
1,239,423	$8.11

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Under our 2015 Employee Stock Purchase Plan, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. Eligible employees will be able to select a rate of payroll deduction up to 15% of their base cash compensation. The purchase price for shares of our common stock purchased under our 2015 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. Except for the first offering period, each offering period will run for no more than six months, with purchases occurring every six months. The first offering period began upon the effective date of our IPO and was originally set to end on June 30, 2016. On May 25, 2016, the Board of Directors extended the initial offering period to July 31, 2016. Subsequent purchase periods will be 6 months in duration beginning on August 1, 2016. On July 29, 2016, we issued 68,392 shares of common stock in conjunction with the end date of the initial purchase window. During 2017, we issued 110,711 shares of common stock pursuant to the ESPP. On January 31, 2018 we issued 55,806 shares of common stock pursuant to the ESPP. On July 31, 2018 we issued 69,761 shares of common stock pursuant to the ESPP. On January 31, 2019 we issued 129,815 shares of common stock in conjunction with the end date of the latest purchase window.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of stock option and RSUs (including performance-based RSU) activity under the 2007 Plan and the 2015 Equity Incentive Plan is as follows:

	Stock Options
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2016	991,895	$2.68	6.3	$161
Granted	835,480	4.30
Exercised	(230,123)	1.92
Canceled	(36,799)	4.16
Outstanding as of December 31, 2017	1,560,453	3.63	7.6	$4,632
Granted	479,375	7.25
Exercised	(112,965)	2.48
Canceled	(61,448)	3.65
Outstanding as of December 31, 2018	1,865,415	4.63	7.6	$1,540
Granted	165,166	5.87
Exercised	(9,712)	2.68
Canceled	(2,400)	6.60
Outstanding as of March 31, 2019	2,018,469	$4.74	7.6	$3,562
Options vested and expected to vest as of March 31, 2019	1,931,043	$4.68	7.5	$3,504
Options vested and exercisable as of March 31, 2019	1,035,680	$3.75	6.4	$2,722

	Restricted Stock Units
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2016	490,954	$5.80	0.5	$908
Granted	541,513	2.88
Released	(497,009)	5.64
Forfeited/expired	(25,564)	5.98
Outstanding as of December 31, 2017	509,894	2.84	1.4	$3,288
Granted	925,578	6.55
Released	(264,568)	4.02
Forfeited/expired	(15,924)	8.34
Outstanding as of December 31, 2018	1,154,980	5.50	1.4	$5,082
Granted	388,160	5.22
Released	(86,158)	4.78
Forfeited/expired	(110,951)	4.89
Outstanding as of March 31, 2019	1,346,031	$5.51	1.6	$8,143

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

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

	Three Months Ended
	March 31,
	2019	2018
Volatility	66%	71%
Expected dividend yield	—	—
Risk-free rate	2.27%	2.60%
Expected term (in years)	6	6

The weighted-average grant date fair value of the options granted under the 2015 Equity Incentive Plan as calculated using the Black-Scholes option-pricing model was $3.57 per share for the three months ended March 31, 2019, respectively.

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

On April 1, 2018, our compensation committee granted 102,283 RSUs that do not begin vesting unless certain performance goals are met. Vesting will not begin unless the stock performance goals are met and the number of shares eligible to begin vesting are based on Adesto’s share performance as compared to the Russell 2000 stock index which is the performance threshold established by the compensation committee. The evaluation period for the stock performance is from April 2, 2018 through March 31, 2019. Vesting would begin on the one-year anniversary of the grant date with 20% of the shares vesting immediately and the remaining 80% of the shares vesting over the next eight quarters. As a

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

result of these performance-based vesting conditions we valued these RSUs using Monte Carlo simulation techniques to establish a fair value per share of $4.92 at the time of grant. As of March 31, 2019, Adesto’s share price did not meet the performance threshold and the PRSU’s were not awarded.

On March 25, 2019, our compensation committee granted 147,954 RSUs that do not begin vesting unless certain performance goals are met. Vesting of these shares will not begin unless the stock price performance goals are met and the number of shares eligible to begin vesting are based on Adesto’s share performance as compared to the Russell 2000 stock index which is the performance threshold established by the compensation committee. The evaluation period for the stock performance is from March 15, 2019 through March 15, 2020. Vesting would begin on the one-year anniversary of the grant date with 20% of the shares vesting immediately and the remaining 80% of the shares vesting over the next eight quarters. As a result of these performance-based vesting conditions we valued these RSUs using Monte Carlo simulation techniques to establish a fair value per share of $4.05 at the time of grant. Expense for these RSUs is being amortized over three years.

The following table presents the effects of stock-based compensation for stock options, RSUs (including performance-based RSUs), and ESPP purchase rights (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$65	$25
Research and development	389	183
Selling, general and administrative	621	235
Total	$1,075	$443

Stock-based compensation expense capitalized to inventories was not material during the three months ended March 31, 2019 and 2018.

We did not realize any income tax benefit from stock option exercises in any of the periods presented due to recurring losses and valuation allowances.

As of March 31, 2019, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $3.1 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.6 years.

As of March 31, 2019, the total unrecognized compensation cost related to RSUs (including performance-based RSUs) and ESPP purchase rights was $6.1 million and $0.1 million, respectively, and these amounts are expected to be recognized over 2.7 years and 0.3 years, respectively.

Note 12. Income Taxes.

We recorded a benefit from and provision for income tax of $31,000 and $21,000, respectively, for the three months ended March 31, 2019 and 2018, respectively. The income tax provision is comprised of estimates of current and deferred taxes in domestic and foreign jurisdictions. The income tax provision reflects tax expense associated with foreign taxes, state income tax, uncertain tax positions and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. The decrease in the tax provision between 2019 and 2018 is primarily due to a deferred tax benefit associated with our foreign deferred tax liability and release of tax reserves due to the statute of limitations lapse on such reserve.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In December 2017, the Tax Cuts and Jobs Act (“Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017.

Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined.  Pursuant to the SAB118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed the analysis relating to the Act currently available which resulted in no additional SAB 118 tax effect in the fourth quarter of 2018 for the year ended December 31, 2018.

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

As of March 31, 2019, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period that such determination is made.

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of March 31, 2019.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended
	March 31,
	2019	2018
Stock options	2,018,469	1,529,554
Restricted stock units	1,346,031	487,110
Common stock warrants	1,239,423	389,423
	4,603,923	2,406,087

Note 14. Related Party Transactions.

The Company purchases certain wafers from Altis Semiconductor S.N.C., which was acquired by X-FAB Silicon Foundries, a stockholder of the Company, in 2016. There were no payments to X-Fab Silicon Foundries during the three months ended March 31, 2019 and 2018. As of March 31, 2019 and December 31, 2018, there were no amounts due.

Note 15. Restructuring

During the three months ended March 31, 2019, the Company made the decision to close the lighting business which was acquired as part of the Echelon acquisition in September 2018. The lighting disposal liabilities, expected to be resolved in the next 12 months, include accrued costs for certain estimated warranty expenses, employee severance, additional inventory write-downs, additional bad debts, and additional materials at our subcontractors which have yet to be delivered.

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

The following is a discussion and analysis of our financial condition and results of operations and should be read together with our condensed consolidated financial statements and related notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10‑Q and our audited consolidated financial statements and related notes to audited consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2018. In this Quarterly Report, unless otherwise specified or the context otherwise requires, “Adesto,” “we,” “us,” and “our” refer to Adesto Technologies Corporation and its consolidated subsidiaries.

Overview

We are a leading provider of innovative, application-specific semiconductors and systems that provide the key building blocks of Internet of Things (“IOT”) edge devices operating on networks worldwide. Our broad portfolio of semiconductor and embedded technologies are optimized for connected IoT devices used in industrial, consumer, communications and medical applications. Through expert design, systems expertise and proprietary intellectual property, we enable our customers to differentiate their systems where it matters most for IoT: longer battery life, greater reliability, integrated intelligence and lower cost. Our product portfolio includes analog, digital and non-volatile memory (“NVM”) technologies delivered in the form of standard products, application-specific integrated circuits (“ASICs”) and intellectual property (“IP”) cores.

Our revenue is primarily derived from the sale of our NVM products, specifically our serial flash memory products, which represented substantially all of our revenue for the three months ended March 31, 2019. In recent years, we have invested in developing and commercializing new flash memory products that are well suited for low-power, high-growth applications. Revenue from our next-generation NVM products were $17.2 million and $15.2 million for the three months ended March 31, 2019 and March 31, 2018, respectively. With the acquisition of S3 Asic Semiconductors Limited, a private company limited by shares and incorporated in Ireland (“S3”), in May 2018, we expanded our product offering and began selling analog, mixed-signal and radio frequency ASICs and IP blocks, and managing the supply of high-quality devices to our customers.  We completed the acquisition of 100% of the issued capital of Echelon Corporation, a Delaware corporation (“Echelon”), on September 14, 2018. During the three months ended March 31, 2019, S3 and Echelon revenues were approximately $10.9 million.

For the three months ended March 31, 2019, our products were sold to more than 5,000 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 61% and 75% of our revenue from distributors in each of the three months ended March 31, 2019 and March 31, 2018, respectively. Sales to three distributors generated approximately 40% and 34% of our revenue during the three months ended March 31, 2019 and March 31, 2018, respectively. Additionally, we derived approximately 73% and 82% of our revenue internationally during the three months ended March 31, 2019 and March 31, 2018, respectively, the majority of which was recognized in the Asia Pacific (“APAC”) region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped.

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

Ability to attract and retain customers that make large orders. In 2018, our products were sold to more than 5,000 end customers, of which approximately 25 generated more than half our revenue. One end customer accounted for 10% or more of our revenue in the first three months of 2019. No end customer accounted for 10% or more of our revenue in 2017 or 2018. While we expect the composition of our customers to change over time, our business and operating results will depend on our ability to continually target new and retain existing customers that make large orders, particularly those in growth markets which are less dependent on macroeconomic conditions.

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system costs of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements and qualified our NVM device for their products. The number of our design wins has grown from 296 in 2016 to 417 in 2017 and to 570 in 2018. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends. We had 72 new design wins during the first three months of 2019.

Pricing, product cost and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, manufacturing yields and inventory write downs, if any. In general, newly introduced products and products with higher performance and more features tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. In the normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. More recently, certain of our suppliers have increased costs although such increase did not have a material impact on our results of operations for the three months ended March 31, 2019. If we are unable to maintain overall average selling prices or offset any declines in average selling prices with realized savings on product costs, our gross margin will decline.

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

Components of Our Results of Operations

Revenue

For the three months ended March 31, 2019 we derived approximately 61% of our revenue through the sale of our NVM products to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), primarily through distributors.  We generated 61%, and 75% of our revenue from distributors for the three months ended March 31, 2019 and March 31, 2018, respectively.  We derived approximately 39% of our revenue from the operations of S3 and Echelon during the three months ended March 31, 2019.  Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We sell the majority of our NVM products to distributors and generally recognize revenue when we ship the product directly to the distributors since title and risk of loss transfers at that time.

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

Operating Expenses

Our operating expenses consist of research and development, selling, general and administrative expense, amortization of intangible assets, acquisition related expenses and restructuring and other charges. Personnel-related costs, including salaries, benefits, bonuses and stock-based compensation, are the most significant component of each of our operating expense categories. In addition, in the near term we expect to hire additional personnel, primarily in our selling and marketing functions, and increase research and development expenditures. Accordingly, we expect our operating expenses to increase in absolute dollars as we invest in these initiatives.

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

Amortization of intangible assets.  Amortization of intangible assets is the periodic expense related to the use of intangible assets created as a result of the acquisitions with respect to S3, Echelon and Atmel Corporation.  The periodic expense is based on useful lives determined as part of the initial valuation of the assets acquired.

Acquisition related expenses.  Acquisition related expenses are those costs incurred as a result of the S3 and Echelon acquisitions and include banking fees, legal, accounting, and tax fees, and certain professional fees including costs related to the valuation of each acquisition.

Restructuring and other charges.  Restructuring and other charges are costs incurred related to write-downs of certain equipment and assets, terminated projects and excess facilities.

Other Income (Expense), Net

Other income (expense), net is comprised of interest income (expense) and other income (expense). Interest expense consists of cash interest on our outstanding debt and the amortization of debt discount. Other expense, net consists of foreign exchange gains and losses and the change in the fair value of the earn-out liability which was part of the S3 share purchase agreement. The earn-out liability is tied to certain financial performance criteria defined in the S3 share purchase agreement. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

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

Comparison of the three months ended March 31, 2019 and 2018 (in thousands, except percentage data):

Revenue

	Three Months Ended
	March 31,		Change
	2019	2018	Amount	%
Revenue, net	$28,113	$15,302	$12,811	84%

	Three Months Ended
	March 31,
	2019	2018
Revenue by geography:
United States	27%	18%
Europe	17%	21%
Asia Pacific	49%	60%
Rest of world	7%	1%

Revenue increased by $12.8 million, or 84%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was due primarily to increased unit shipments of NVM products along with contributions from the S3 and Echelon acquisitions of $10.9 million.

Cost of Revenue and Gross Margin

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Cost of revenue	$14,893	$8,122	$6,771	83%
Gross profit	13,220	7,180	6,040	84%
Gross margin	47%	47%

Cost of revenue increased by $6.8 million, or 83%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was due primarily to an increase in unit shipments of NVM products along with increased costs resulting from our S3 and Echelon acquisitions.

Gross profit increased by $6.0 million, or 84%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due primarily to an increase in unit shipments of NVM products along with increased revenues and gross profits resulting from the acquisition of S3 and Echelon. There was no change in our gross margin percentage for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Operating Expenses

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Operating expenses:
Research and development	$7,522	$3,559	$3,963	111%
Selling, general and administrative	7,935	4,277	3,658	86
Amortization of intangible assets	1,788	294	1,494	508
Acquisition related expenses	222	—	222	—
Restructuring and other charges	1,694	—	1,694	—
Total operating expenses	$19,161	$8,130	$11,031	136%

Research and Development. Research and development expense increased by $4.0 million, or 111%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was due primarily to a $1.7 million increase in personnel-related costs, a $2.0 million increase in outside services, a $0.1 million increase in facilities expense, a $0.1 million increase in materials and a $0.1 million increase in travel.

Selling, General and Administrative. Selling, general and administrative expense increased by $3.7 million, or 86%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was due primarily to a $2.6 million increase in personnel-related costs, a $0.2 million increase in travel, a $0.6 million increase in outside services, a $0.2 million increase in facilities expense, and a $0.1 million increase in depreciation and amortization.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $1.5 million, or 508%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was due primarily to additional amortization related to the S3 acquisition of $0.6 million and additional amortization related to the Echelon acquisition of $0.9 million.

Acquisition Related Expenses.  Acquisition related expenses were $0.2 million for the three months ended March 31, 2019 and were primarily due to increased legal and accounting costs associated with the Echelon acquisition.  There were no acquisition related expenses incurred in the three months ended March 31, 2018.

Restructuring and Other Charges.  Restructuring and other charges were $1.7 million for the three months ended March 31, 2019. These charges were primarily due to inventory write-downs and additional warranty and other liabilities related to exiting the Echelon lighting business. There were no restructuring and other charges incurred in the three months ended March 31, 2018.

Other Income (Expense), Net

	Three months ended
	March 31,		Change
	2019	2018	$	%
Interest expense, net	$(1,370)	(141)	$(1,229)	(872)%
Other income (expense), net	220	10	210	2,100
Total other income (expense), net	$(1,150)	$(131)	$(1,019)	(778)%

Interest expense, net increased by approximately $1.2 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, as we increased our level of indebtedness related to the S3 acquisition.

Other income (expense), net increased by approximately $0.2 million during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due primarily to a change in the fair value of an earn-out liability incurred in connection with the S3 acquisition.

Provision for (Benefit from) Income Taxes

	Three Months Ended
	March 31,		Change
	2019	2018	$	%
Provision for (benefit from) income taxes	$(31)	$21	$(52)	(248)%

Provision for income taxes decreased by $52,000 during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease was due primarily to a reduction in tax expense related to our foreign subsidiaries as well as an increase in the benefit related to deferred taxes in the United States.

Liquidity and Capital Resources

Our principal source of liquidity as of March 31, 2019 consisted of cash and cash equivalents and restricted cash of $8.1 million. Our outstanding borrowings under our credit facility as of March 31, 2019 were $34.3 million. Substantially all of our cash and cash equivalents are held in the United States.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Cash flows used in operating activities	$(631)	$(515)
Cash flows used in investing activities	(604)	(293)
Cash flows provided by financing activities	48	274

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

During the three months ended March 31, 2019, cash used in operating activities was approximately $0.6 million and was due primarily to a net loss of $7.1 million, partially offset by non-cash charges of $1.1 million related to stock-based compensation expense, $0.6 million related to depreciation and amortization, $1.8 million related to the amortization of intangible assets, $0.4 million related to amortization of debt discount, offset by the change in fair value of our earn-out liability of $0.3 million, and a decrease in our net assets and liabilities of $2.9 million. The decrease in net assets and liabilities is due primarily to an increase in accounts receivable of $9,000, a decrease in inventories of $2.0 million, a decrease in deferred rent of $0.3 million, an increase in accounts payable, accrued compensation and other accrued expenses of $1.3 million, and an increase in prepaid expenses and other current assets of $0.1 million.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2019, cash used in investing activities was $0.6 million, primarily due to purchases of equipment for our operations and research and development functions.

During the three months ended March 31, 2018, cash used in investing activities was $0.3 million, primarily due to purchases of equipment and investments in leasehold improvements related to our headquarters facility in Santa Clara, CA.

Cash Flows from Financing Activities

During the three months ended March 31, 2019, cash provided by financing activities was $48,000 and was due primarily to proceeds of $0.5 million from the exercise of stock options and purchases of stock associated with our employee stock purchase plan net of withholdings related to the net settlement of restricted units offset by a $0.4 million paydown of our term loan.

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

Tennenbaum Capital Partners, LLC Term Loan.

One May 8, 2018, we entered into a credit agreement with Tennenbaum Capital Partners, LLC (“Tennenbaum”) (“Credit Agreement”). The Credit Agreement provides for a 1st lien senior secured term loan of $35.0 million (“Term Loan”). The Term Loan bears interest at a rate per annum equal to the sum of the Libor Rate (2.4375% on March 31, 2019) plus 8.75% and is payable in consecutive quarterly installments starting December 31, 2018. The Term Loan is scheduled to mature May 8, 2022.  The Credit Agreement provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions.

The Credit Agreement, as amended, contains customary representations and warranties and affirmative and negative covenants, including maximum consolidated leverage ratios and minimum liquidity. Upon an occurrence of an event of default, under the Credit Facility we could be required to pay interest on all outstanding obligations under the agreement at a rate of 2% above the otherwise applicable interest rate, and the lender may accelerate our obligations under the agreement.

In connection with the Credit Agreement, Tennenbaum received a warrant to purchase 850,000 shares of common stock at an exercise price of $8.30 and a term of six years. In addition, we paid financing costs of $1.4 million. The financing costs and the value of the warrant, $4.8 million, were recorded as a debt discount and are being amortized over the life of the agreement. Amortization of debt discount was $0.4 million for the three months ended March 31, 2019.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of March 31, 2019:

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$10,085	$2,208	$3,486	$2,241	$2,150
Inventory-related commitments (2)	2,408	2,408	—	—	—
Financing arrangements (3)	34,271	1,313	3,500	29,458	—
Total contractual cash obligations	$46,764	$5,929	$6,986	$31,699	$2,150

(1)	Operating leases primarily relate to our leases of office space with terms expiring through July 31, 2023.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of March 31, 2019.
(3)	Financing arrangements represent debt maturities under our term loan.

As of March 31, 2019, we had a liability of $317,000 for uncertain tax positions.

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

The majority of our revenue is denominated in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States and to a lesser extent in Europe, Middle East and Africa (“EMEA”) and APAC. Our results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchanges rates applicable to our business would not have a material impact on our historical consolidated financial statements.

We have not hedged exposures denominated in foreign currencies or used any other derivative financial instruments. Although we transact the substantial majority of our business in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the competitiveness of our products and thus may impact our results of operations and cash flows.

Interest Rate Sensitivity

We had cash and cash equivalents of $8.1 million as of March 31, 2019, consisting of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross debt of $34.3 million offset by an unamortized debt discount of approximately $4.7 million as of March 31, 2019. The outstanding debt relates to a term loan described in section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility”.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would result in a $0.4 million increase in interest expense on our principal balances as of March 31, 2019.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

We have incurred net losses since our inception. We incurred net losses of $21.4 million, $5.7 million, and $11.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $7.1 million during the first three months of 2019. As of March 31, 2019, we had an accumulated deficit of $128.1 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

We rely on third parties to manufacture, package, assemble and test the semiconductor components comprising our products, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential exposure to price fluctuations, which could result in a loss of revenue or reduced profitability.

As a fabless semiconductor company, we outsource the manufacturing, packaging, assembly and testing of our semiconductor components to, and rely on a limited number of, third-party foundries and assembly and testing service providers. For example, we use three foundries, United Microelectronics Corporation in Taiwan, and XMC and SMIC in China, for the production of our flash memory products and a single foundry, Altis Semiconductor S.N.C. in France (acquired by X-FAB Silicon Foundries in 2016), for our Mavriq and Moneta products. Our primary assembly and testing contractors are Amkor Technology, Inc. in Taiwan, Korea, the Philippines, and Malaysia and Greatek Electronics in Taiwan. Our wafer probing is performed by King Yuan Electronics Co., Ltd. in Taiwan.

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

If any of our current or future foundry partners or assembly and test subcontractors significantly increases the costs of wafers or other materials, interrupts or reduces our supply, including for reasons outside of their control, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. During 2017, one of our foundry partners increased the costs of wafers to us. Although such increase did not have a material impact on our results of operations for the three months ended March 31, 2019, and is not expected to have a material impact in the near term, there can be no assurances that such additional increases will not have a material adverse impact on our future operating results. Such increases could also damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation

We may be unable to match production with customer demand for a variety of reasons including our inability to accurately forecast customer demand or the capacity constraints of contract manufacturers, which could adversely affect our operating results.

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

•                  fluctuations in sales by and inventory levels of OEMs and ODMs who incorporate our products in their products;

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

The semiconductor industry is highly cyclical and our markets may experience significant cyclical fluctuations in demand as a result of changing economic conditions, budgeting and buying patterns of customers and other factors. As a result of these and other factors affecting demand for our products and our results of operations in any given period, the results of any prior quarterly or annual periods should not be relied upon as indicative of our future revenue or operating performance. Fluctuations in our revenue and operating results could also cause our stock price to decline.

We may experience difficulties in realizing the expected benefits of the acquisitions of S3 and Echelon and may continue to incur significant acquisition-related costs and transition costs in connection with these completed acquisitions.

We completed the acquisitions of S3 on May 9, 2018, and the acquisition of Echelon on September 14, 2018. The integration of these businesses has resulted in and continues to result in substantial financial costs and the investment of personnel time and attention and other resources. The success of each acquisition depends in part on our ability to realize the anticipated business opportunities, including certain cost savings and operational efficiencies or synergies, and growth prospects from combining the respective companies with Adesto in an efficient and effective manner. We may never realize these business opportunities and growth prospects and, we may incur additional costs to maintain employee morale and to retain key employees. Management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.

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

Sales through distributors accounted for approximately 61% and 75% of our revenues during the first three months of 2019 and 2018, respectively. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

The United States federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end-customers and employees. In the United States, the Federal Trade Commission and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, including in Australia, the European Union (“EU”), India, Japan and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. For example, in June 2018, California passed the California Consumer Privacy Act which provides new data privacy rights for consumers and new operational requirements for companies effective in 2020. Additionally, we expect that existing laws, regulations and standards may be interpreted differently in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the EU to the United States with regulations such as the recently adopted General Data Protection Regulation (“GDPR”) which imposes more stringent EU data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

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

Our ability to timely and accurately report our financial results or comply with the requirements of being a public company depends on our maintaining adequate numbers of accounting and finance staff with technical accounting, Securities and Exchange Commission (“SEC”) reporting and Sarbanes-Oxley Act compliance expertise. Any inability to recruit or retain qualified accounting and finance staff would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to hire qualified professionals with requisite technical and public company experience when and as needed. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to meet the demands of being a public company, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

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

We may initiate claims against third parties to protect our intellectual property rights if we are unable to resolve matters satisfactorily through negotiation. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management. It could also result in the restructuring or loss of portions of our intellectual property, as an adverse decision could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations. Additionally, any enforcement of our patents or other intellectual property may provoke third parties to assert counterclaims against us. Our failure to secure, protect and enforce our intellectual property rights could materially harm our business.

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

Our products incorporate technology licensed from third parties. In connection with our acquisition of certain flash memory assets from Atmel Corporation (“Atmel”) in 2012, we obtained a perpetual license to Atmel’s flash memory technology. In addition, a component of our CBRAM technology is licensed from Axon Technologies Corporation. While we believe these licenses enable us to develop our products and pursue our current product strategies, these licenses may not provide us with the benefits we expect from them. From time to time, we may be required to license additional technology from third parties to develop our products or product enhancements. However, these third-party licenses may not be available to us on commercially reasonable terms or at all. Our inability to obtain third-party licenses necessary to develop products and product enhancements could require us to obtain substitute technology at a greater cost or of lower quality or performance standards or delay product development. Any of these results may limit our ability to develop new products, which could harm our business, financial condition and results of operations.

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and harm our business generally. Future acquisitions could also result in the use of substantial amounts of our cash and cash equivalents, dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or the write-off of goodwill, any of which could harm our financial condition. We do not have an extensive history of acquiring other companies and managing integrations, and the risk of failing to achieve the anticipated benefits and synergies of our acquisitions of S3 and Echelon may be increased by the risks inherent to managing concurrent integrations.  Also, the anticipated benefits of any acquisitions may not materialize, may be less beneficial, or may develop more slowly, than we expect. If we do not receive the benefits anticipated from these acquisitions and investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected and our stock price could decline.

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

With the acquisitions of S3 and Echelon, we expanded our global footprint beyond the limited operations we once had in Europe and Asia. We intend to expand our operations in Asia and, the acquisitions significantly expand our global operations. The success of our business depends, in large part, on our ability to operate successfully from geographically disparate locations and to further expand our international operations and sales. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those we face in the United States. We cannot be sure that further international expansion will be successful. In addition, we face risks in doing business internationally that could expose us to reduced demand for our products, lower prices for our products or other adverse effects on our operating results. Among the risks we believe are most likely to affect us are:

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

Our business is highly dependent upon the economy and the business environment in China. In particular, our growth strategy is based upon the assumption that demand in China for devices that use semiconductors will continue to grow. Therefore, any slowdown in the growth of consumer demand in China for products that use semiconductors, such as computers, mobile phones or other consumer electronics, could have a serious adverse effect on our business. In addition, our business plan assumes that an increasing number of non-Chinese integrated device manufacturers, fabless semiconductor companies and systems companies will establish operations in China. Any decline in the rate of migration to China of semiconductor design companies or companies that require semiconductors as components for their products could adversely affect our business and operating results.

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

 The semiconductor industry is subject to a variety of international, federal, state and local governmental regulations directed at preventing or mitigating environmental harm, as well as to the storage, discharge, handling, generation, disposal and labeling of toxic or other hazardous substances. Failure to comply with environmental regulations could subject us to civil or criminal sanctions and property damage or personal injury claims. Compliance with current or future environmental laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business. In response to environmental concerns, some customers and government agencies impose requirements for the elimination of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), from electronic equipment. For example, the EU adopted its Restriction on Hazardous Substance Directive which prohibits, with specified exceptions, the sale in the EU market of new electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials and China has enacted similar regulations. Environmental laws and regulations such as these could become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business.

The issuance of new accounting standards or future interpretations of existing accounting standards could adversely affect our operating results.

 We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A change in those principles could have a significant effect on our reported results and might affect our reporting of transactions completed before a change is announced. GAAP is issued and subject to interpretation by the Financial Accounting Standards Board, the SEC and various other bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. The issuance of new accounting standards or future interpretations of existing accounting standards, or changes in our business practices or estimates, could result in future changes in our revenue recognition or other accounting policies that could have a material adverse effect on our results of operations.

Our substantial level of indebtedness could adversely affect our financial condition.

We have a substantial amount of indebtedness, which will require significant interest payments. After giving effect to the term loan we received in May 2018, we have had approximately $34.3 million aggregate principal amount of indebtedness outstanding as of March 31, 2019.  Our substantial level of indebtedness could have important consequences, including the following:

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

Borrowings under our $35 million credit facility are collateralized by substantially all of our assets excluding our intellectual property. Our credit facility restricts our ability to, among other things:

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

In general, under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset future taxable income, and tax credits to offset tax. In addition, although we do not expect to undergo an ownership change, we may experience an ownership change in the future, and our ability to utilize our NOLs and tax credits could be further limited by Section 382 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our net operating losses and tax credits could also be impaired under state laws. As a result, we might not be able to utilize a material portion of our state NOLs and tax credits.

If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. If and when we no longer meet the definition of an “emerging growth company” as defined by the Jumpstart Our Business Startups Act, we would be required under Section 404 of the Sarbanes-Oxley Act to evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the applicable fiscal year, provide a management report on our internal control over financial reporting, which must be attested to by our independent registered public accounting firm. If we have one or more material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of designing and implementing our internal control over financial reporting required to comply with this obligation, which process will be time consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to determine that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Delaware corporate law and our amended and restated certificate of incorporation and bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our board of directors that the stockholders of our company may deem advantageous. Among other things, these provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;
•	provide that directors may be removed only “for cause” and only with the approval of stockholders representing sixty-six percent (66%) of our outstanding common stock;
•	require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and bylaws;
•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	prohibit stockholder action by written consent, which means that all stockholder actions will be required to be taken at a meeting of our stockholders;
•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws; and
•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index below.

Number	Description
10.1	Description of the 2019 Bonus Plan (filed herewith)
10.2	Description of Director Compensation Policy (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a‑14(c) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a‑14(c) and 15d‑14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adesto Technologies Corporation

Dated: May 10, 2019	By:	/s/ Ron Shelton
Ron Shelton Chief Financial Officer (Principal Financial and Accounting Officer)