Form 10-Q
period 2019-06-30
ADESTO TECHNOLOGIES Corp
filed 2019-08-09
CIK 1395848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2019
Common Stock, $0.0001 par value per share	30,070,888 shares

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	IOTS	The NASDAQ Stock Market

ADESTO TECHNOLOGIES CORPORATION

QUARTERLY REPORT ON FORM 10‑Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$7,191	$8,630
Restricted cash	459	458
Accounts receivable, net	24,025	23,211
Inventories	14,769	18,635
Prepaid expenses	1,705	1,668
Other current assets	687	871
Total current assets	48,836	53,473
Property and equipment, net	7,714	7,085
Intangible assets, net	32,684	36,261
Operating lease right-of-use assets	4,641	—
Other non-current assets	1,810	1,729
Goodwill	38,640	38,640
Total assets	$134,325	$137,188
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,592	$16,146
Accrued compensation and benefits	4,162	4,038
Accrued expenses and other current liabilities	4,343	5,172
Price adjustments and other revenue reserves	4,379	4,819
Earn-out liability	10,130	10,450
Operating lease liabilities, current	1,152	—
Term loan, current	182	141
Total current liabilities	42,940	40,766
Term loan, non-current	29,293	29,418
Operating lease liabilities, non-current	5,366	—
Deferred rent, non-current	—	1,947
Deferred tax liability, non-current	1,584	1,735
Other non-current liabilities	608	580
Total liabilities	79,791	74,446
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of June 30, 2019 and December 31, 2018; no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 29,787,310 and 29,442,065 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	187,156	184,158
Accumulated other comprehensive loss	(219)	(135)
Accumulated deficit	(132,406)	(121,284)
Total stockholders' equity	54,534	62,742
Total liabilities and stockholders’ equity	$134,325	$137,188

(1)	The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue, net	$30,155	$18,183	$58,268	$33,485
Cost of revenue	15,709	10,419	30,602	18,541
Gross profit	14,446	7,764	27,666	14,944
Operating expenses:
Research and development	7,447	4,283	14,969	7,842
Selling, general and administrative	8,158	4,690	16,093	8,967
Amortization of intangible assets	1,788	687	3,576	981
Acquisition related expenses	5	2,017	227	2,017
Restructuring and other charges	—	—	1,694	—
Total operating expenses	17,398	11,677	36,559	19,807
Loss from operations	(2,952)	(3,913)	(8,893)	(4,863)
Other income (expense):
Interest expense, net	(1,377)	(1,181)	(2,747)	(1,322)
Other income (expense), net	(51)	(1)	169	9
Total other income (expense), net	(1,428)	(1,182)	(2,578)	(1,313)
Loss before benefit from income taxes	(4,380)	(5,095)	(11,471)	(6,176)
Benefit from income taxes	(70)	(37)	(101)	(16)
Net loss	$(4,310)	$(5,058)	$(11,370)	$(6,160)
Net loss per share:
Basic and diluted	$(0.14)	$(0.24)	$(0.38)	$(0.29)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	29,735,959	21,475,913	29,664,500	21,423,710

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(4,310)	$(5,058)	$(11,370)	$(6,160)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	44	100	(84)	83
Comprehensive loss	$(4,266)	$(4,958)	$(11,454)	$(6,077)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Six Months Ended June 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2019	29,442,065	$3	$184,158	$(135)	$(121,284)	$62,742
ASC 842 adoption adjustment					248	248
Options exercised	9,712	—	26	—	—	26
Employee stock purchase plan	129,815	—	544	—	—	544
Restricted stock units, net of taxes paid related to net settlement of equity awards	66,995	—	(85)	—	—	(85)
Stock-based compensation	—	—	1,075	—	—	1,075
Foreign currency translation adjustments	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(7,060)	(7,060)
Balances as of March 31, 2019	29,648,587	$3	$185,718	$(263)	$(128,096)	$57,362
Options exercised	53,275	—	127	—	—	127
Restricted stock units, net of taxes paid related to net settlement of equity awards	85,448	—	(53)	—	—	(53)
Stock-based compensation	—	—	1,364	—	—	1,364
Foreign currency translation adjustments	—	—	—	44	—	44
Net loss	—	—	—	—	(4,310)	(4,310)
Balances as of June 30, 2019	29,787,310	$3	$187,156	$(219)	$(132,406)	$54,534

	Six Months Ended June 30, 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2018	21,291,833	$2	$133,087	$(295)	$(99,844)	$32,950
Issuance of warrants	—	—	4,799	—	—	4,799
Options exercised	47,405	—	106	—	—	106
Employee stock purchase plan	55,806	—	223	—	—	223
Restricted stock units, net of taxes paid related to net settlement of equity awards	14,248	—	(55)	—	—	(55)
Stock-based compensation	—	—	443	—	—	443
Foreign currency translation adjustments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(1,102)	(1,102)
Balances as of March 31, 2018	21,409,292	$2	$138,603	$(312)	$(100,946)	$37,347
Options exercised	38,345	—	114	—	—	114
Restricted stock units, net of taxes paid related to net settlement of equity awards	75,388	—	(162)	—	—	(162)
Stock-based compensation	—	—	720	—	—	720
Foreign currency translation adjustments	—	—		100	—	100
Net loss	—	—	—	—	(5,058)	(5,058)
Balances as of June 30, 2018	21,523,025	$2	$139,275	$(212)	$(106,004)	$33,061

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,370)	$(6,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,439	1,163
Depreciation and amortization	1,361	1,062
Amortization of intangible assets	3,576	981
Amortization of debt discount	806	285
Deferred income taxes	(151)	(35)
Gain on sale of equipment	—	(18)
Decrease in fair value of earn-out liability	(320)	—
Changes in assets and liabilities:
Accounts receivable	(814)	(8,312)
Inventories	3,866	(5,634)
Prepaid expenses and other current assets	147	(109)
Other non-current assets	266	—
Accounts payable	1,758	4,423
Accrued compensation and benefits	124	121
Accrued expenses and other current liabilities	(372)	2,388
Price adjustments and other revenue reserves	(440)	4,404
Other non-current liabilities	(487)	(75)
Deferred rent	—	(225)
Net cash provided by (used in) operating activities	389	(5,741)
Cash flows from investing activities:
Acquisition of property and equipment	(1,341)	(2,104)
Acquisition of S3 Semiconductors, net of cash acquired	—	(34,616)
Investment in unconsolidated affiliate	(110)	(225)
Net cash used in investing activities	(1,451)	(36,945)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	697	281
Tax withholdings related to net share settlement of restricted stock units	(138)	(55)
Payment of debt issuance costs	(15)	—
Payments on revolving line of credit	—	(1,500)
Proceeds from term loan, net of fees	—	33,941
Payments on term loan	(875)	(12,000)
Net cash provided by (used in) financing activities	(331)	20,667
Effect of exchange rates on cash, cash equivalents and restricted cash	(45)	(120)
Net decrease in cash, cash equivalents and restricted cash	(1,438)	(22,139)
Cash, cash equivalents and restricted cash - beginning of year	9,088	30,078
Cash, cash equivalents and restricted cash - end of year	$7,650	$7,939
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$1,966	$793
Supplemental disclosures of non-cash investing and financing information:
Purchase of property and equipment included in accounts payable	$688	$258
Fair value of warrants issued in connection with term loan	$—	$4,799

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization and Summary of Significant Accounting Policies.

Organization and Nature of Operations.

Adesto Technologies Corporation (together with its subsidiaries; “Adesto”, “we”, “our”, “us” or the “Company”) was incorporated in the state of California in January 2006 and reincorporated in Delaware in October 2015. We are a leading provider of innovative, application-specific semiconductors and systems for the Internet of Things era. Our corporate headquarters are located in Santa Clara, California.

On May 9, 2018 we acquired 100% of the issued capital of S3 Asic Semiconductors Limited and on September 14, 2018 we acquired 100% of the issued capital of Echelon Corporation. Our financial results include the operating results of those entities from the date of acquisition.

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to complete annual consolidated financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, for any other interim period or for any other future year.

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

Adoption of the new standard resulted in the recording of right of use assets of $4.9 million and lease liabilities of $7.0 million and eliminating deferred rent of $2.4 million, as of January 1, 2019. The standard did not have an impact on our consolidated results of operations or cash flows.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company has entered into, and will continue to enter into, development agreements. Typically, revenue is recognized over time on a percentage of completion basis based on resources expended to date as compared to budgeted resources. Cost associated with these contracts can be classified as cost of revenue or research and development expense depending on the terms of the contract.

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Timing of Revenue Recognition.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Products transferred at a point in time	$26,322	$16,196	$50,456	$31,498
Products and services transferred over time	3,833	1,987	7,812	1,987
	$30,155	$18,183	$58,268	$33,485

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled and our contract liabilities which we classify as deferred revenue:

	June 30,	December 31,
	2019	2018	Change
	(in thousands)
Contract assets:
Accounts receivable, unbilled	$1,218	$751	$467
Contract liabilities:
Deferred revenue	$1,071	$1,848	$(777)

Accounts receivable, unbilled represents revenue recognized on certain development contracts for which invoicing has not yet occurred based on the terms of the development contract. As of June 30, 2019 and December 31, 2018, we had $1.2 million and $0.8 million, respectively, classified as unbilled accounts receivable within accounts receivable.

Deferred revenue represents amounts invoiced to customers for certain development contracts for which revenue has yet to be recognized based on actual development hours performed. Typically, the timing of invoicing is based on the terms of the contract. As of June 30, 2019 and December 31, 2018, we had $1.1 million and $1.8 million, respectively, of deferred revenue classified as accrued expenses and other liabilities.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Product Warranty.

Our non-volatile memory (“NVM”) products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During 2018 and the six months ended June 30, 2019, we did not record any additional liability related to potential warranty claims. As of June 30, 2019 and December 31, 2018, the warranty accrual related to NVM products was $51,000 and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

At the time of the Echelon acquisition we recorded a warranty liability of $401,000 related to Echelon products. During 2018 and the six months ended June 30, 2019, we increased the warranty liability by $53,000 and $9,000, respectively. As of June 30, 2019 and December 31, 2018, the warranty accrual related to Echelon products was $463,000 and $454,000, respectively, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. Net gains and losses from foreign currency translation of assets and liabilities were gains of $44,000 and $100,000 for the three months ended June 30, 2019 and 2018, respectively, and a loss of $84,000 and a gain of $83,000 for the six months ended June 30, 2019 and 2018, respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive loss, net of tax, a component of stockholders’ equity. Net gains and losses arising from transactions denominated in currencies other than the functional currency were losses of $51,000 and $2,000 for the three months ended June 30, 2019 and 2018, respectively, and losses of $150,000 and $10,000 for the six months ended June 30, 2019 and 2018, respectively, and are included in other expense, net in the condensed consolidated statements of operations.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

financially sound and, accordingly, subject to minimal credit risk. Deposits held with the bank may exceed the amount of insurance provided on such deposits.

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts as of June 30, 2019 and December 31, 2018 was $60,000 and $30,000, respectively.

Customer concentrations as a percentage of revenue, net were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Customer A	19%	26%	23%	22%
Customer B	11%	*	10%	*

Customer concentrations as a percentage of gross accounts receivable were as follows:

	June 30,	December 31,
	2019	2018
Customer A	14%	*
Customer B	14%	*
Customer C	10%	13%

Note 2. Acquisitions.

Echelon Corporation

On September 14, 2018, we acquired 100% of the issued capital of Echelon Corporation, a Delaware corporation (“Echelon”), pursuant to the terms of an Agreement and Plan of Merger dated as of June 28, 2018. The purchase price was approximately $44.1 million paid in cash.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accounts receivable	$22,867	$22,490
Accounts receivable, unbilled	1,218	751
Allowance for doubtful accounts	(60)	(30)
Total accounts receivable, net	$24,025	$23,211

Inventories.

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$1,519	$1,427
Work-in-process	8,114	11,451
Finished goods	5,136	5,757
Total inventories	$14,769	$18,635

For the three months ended June 30, 2019, we recorded a write-down of $0.3 million related to excess inventory. For the three months ended June 30, 2018, we realized a benefit of $0.4 million from the sales of previously reserved products.

For the six months ended June 30, 2019, we recorded a write-down of $0.6 million related to excess inventory. For the six months ended June 30, 2018, we realized a benefit of $0.8 million from the sales of previously reserved products.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Machinery and equipment	$16,133	$15,537
Leasehold improvements	4,418	4,422
Computer software	4,312	3,760
Furniture and fixtures	863	372
Construction in progress	129	52
Property and equipment, at cost	25,855	24,143
Accumulated depreciation and amortization	(18,141)	(17,058)
Property and equipment, net	$7,714	$7,085

The Company incurs costs for the fabrication of masks used by its foundry partners to manufacture its products. Beginning the first fiscal quarter of 2017, the Company capitalizes mask costs that are expected to be utilized in production manufacturing as the Company’s product development process has become more predictable and thus supports capitalization of the mask. The capitalized mask costs begin depreciating to cost of revenue once the products go into production. Depreciation is computed using the straight-line method over a three- year period which is the expected useful life of the mask. Previously mask sets were expensed to research and development.

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2019 was $0.7 million and $1.4 million, respectively.

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2018 was $0.6 million and $1.1 million, respectively.

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued sales commission payable	$356	$387
Accrued manufacturing expenses	634	692
Liabilities to certain customers	—	366
Warranty reserve	514	505
Lighting disposal liabilities	1,392	—
Deferred revenue, current portion	1,071	1,848
Other accrued liabilities	376	1,374
Total accrued expenses and other current liabilities	$4,343	$5,172

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

Financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
As of June 30, 2019
Assets:
Money market funds	$459	$—	$—	$459
U.S. government securities	300	—	—	300
	$759	$—	$—	$759
Liabilities:
Earn-out liability	$—	$—	$10,130	$10,130

As of December 31, 2018
Assets:
Money market funds	$458	$—	$—	$458
U.S. government securities	1,282	—	—	1,282
	$1,740	$—	$—	$1,740
Liabilities:
Earn-out liability	$—	$—	$10,450	$10,450

As of June 30, 2019, we had an earn-out liability of $10.1 million, all of which related to the acquisition of S3 Semiconductors, which was completed in May 2018 (see Note 2). The earn-out liability was calculated using the present value of a probability weighted income approach.

Changes in the earn-out liability during 2019 was as follows:

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Balance as of January 1, 2019	$10,450
Acquisitions	—
Change in fair value	(320)
Change in foreign currency exchange rate	—
Balance as of June 30, 2019	$10,130

The Company’s cash equivalents include U.S. government securities with a minimum and weighted average credit rating of A-1+. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. As of June 30, 2019, the Company classified all of its fixed income securities as having Level 1 inputs. The Company's procedures include controls to ensure that appropriate fair values are recorded by comparing prices obtained from a third party independent source.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible assets, net were as follows (in thousands):

		June 30, 2019
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 - 10	$16,032	$5,248	$10,784
Customer relationships	7 - 12	28,411	7,847	20,564
Customer backlog	1	2,779	2,779	—
Contract backlog	0.5	210	210	—
Non-compete agreement	2 - 5	662	493	169
Trademarks	8 - 12	1,290	123	1,167
Total intangible assets subject to amortization		$49,384	$16,700	$32,684

		December 31, 2018
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 - 10	$16,032	$3,593	$12,439
Customer relationships	7 - 12	28,411	6,085	22,326
Customer backlog	1	2,779	2,779	—
Contract backlog	0.5	210	210	—
Non-compete agreement	2 - 5	662	398	264
Trademarks	8 - 12	1,290	58	1,232
Total intangible assets subject to amortization		$49,384	$13,123	$36,261

We recorded amortization expense related to the acquisition-related intangible assets as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expense category:
Research and development	$828	$138	$1,656	$244
Selling, general and administrative	960	549	1,920	737
Total	$1,788	$687	$3,576	$981

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The estimated future amortization expense of acquisition-related intangible assets subject to amortization after June 30, 2019 is as follows (in thousands):

Year Ended December 31,
2019 (remaining 6 months)	$3,576
2020	7,037
2021	6,962
2022	6,070
2023	3,735
Thereafter	5,304
Total	$32,684

Note 6. Investment in Unconsolidated Affiliates.

During 2017 and 2016, we made investments in Semitech Semiconductor Pty. Ltd., an Australian corporation (“Semitech”), as part of a license and development agreement dated April 16, 2016. Semitech has developed Narrowband-Power Line Communications (“N-PLC”) products and market knowledge in the N-PLC devices space and plans to sell its products into the smart grid, solar, smart lighting and industrial space. Investments during 2016 through June 14, 2017 were recorded as notes receivable. On June 15, 2017, $0.4 million of notes receivable and accrued interest were converted into 233,335 shares of preferred stock in Semitech. In June 2018, we converted $0.5 million of notes receivable and accrued interest into 312,076 shares of preferred stock in Semitech. This investment is recorded at cost in other non-current assets on the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. As of June 30, 2019 and December 31, 2018, we held investments in notes receivable in Semitech in the amount of $0.3 million and $0.2 million, respectively, which were classified in other non-current assets on the condensed consolidated balance sheets.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Tennenbaum Capital Partners, LLC Term Loan.

One May 8, 2018, we entered into a credit agreement with Tennenbaum Capital Partners, LLC (“Tennenbaum”) (“Credit Agreement”). The Credit Agreement provides for a 1st lien senior secured term loan of $35.0 million (“Term Loan”). The Term Loan bears interest at a rate per annum equal to the sum of the Libor Rate (2.375% on June 30, 2019) plus 8.75% and is payable in consecutive quarterly installments starting December 31, 2018. The Term Loan is scheduled to mature on May 8, 2022.  The Credit Agreement provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions.

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

In connection with the Credit Agreement, Tennenbaum received a warrant to purchase 850,000 shares of common stock at an exercise price of $8.30 and a term of six years. In addition, we paid financing costs of $1.4 million. The financing costs and the value of the warrant, $4.8 million, were recorded as a debt discount and are being amortized over the life of the Credit Agreement. Amortization of debt discount was $0.8 million for the six months ended June 30, 2019. Amortization of debt discount was $0.2 million for the six months ended June 30, 2018

Outstanding borrowings net of discount consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Term loan, current	$182	$141
Term loan, non-current	29,293	29,418
Total	$29,475	$29,559

Future repayments on outstanding borrowings (excluding unamortized discount of $4.3 million as of June 30, 2019) are as follows (in thousands):

Year Ended December 31,
2019 (remaining 6 months)	$875
2020	1,750
2021	1,750
2022	29,458
$33,833

Interest expense incurred under our borrowings was $1.4 million and $2.7 million for the three and six months ended June 30, 2019, respectively.

Interest expense incurred under our borrowings was $1.2 million and $1.3 million for the three and six months ended June 30, 2018, respectively

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Segment Information.

We operate in one business segment: application-specific, semiconductors and systems. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results. Revenue is evaluated by product category and by geographic region. All of our revenue results from contracts with customers; we have no additional sources of revenue.

Product revenue from customers is disaggregated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
United States	$8,192	$5,517	$15,662	$8,219
Rest of Americas	1,731	150	3,593	285
Europe	6,116	3,335	10,903	6,621
Asia Pacific	13,880	9,088	27,597	18,213
Rest of world	236	93	513	147
Total	$30,155	$18,183	$58,268	$33,485

Long-lived assets are attributed to the geographic region where they are located. Long-lived assets by geographic region were as follows (in thousands):

	June 30,	December 31,
	2019	2018
United States	$3,610	$3,879
Asia Pacific	3,395	2,968
Europe	709	238
Total property and equipment, net	$7,714	$7,085

June 30,
2019
United States	$2,247
Asia Pacific	213
Europe	2,181
Total operating lease right-of-use assets	$4,641

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

the expected lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term.

The following table reflects our lease assets and our lease liabilities at June 30, 2019 and January 1, 2019.

	June 30,	January 1,
	2019	2019
Assets:
Operating lease right-of-use assets	$4,641	$4,877

Liabilities:
Operating lease liabilities, current	$1,152	$1,116
Operating lease liabilities, non-current	$5,366	$5,917

Lease Costs:

The components of lease costs were as follows:

Six Months Ended
June 30,
2019
Operating lease cost	$1,118

As of June 30, 2019, the maturity of operating lease liabilities was as follows:

(In thousands)
2019 (remaining 6 months)	$1,117
2020	1,940
2021	1,734
2022	1,569
2023	1,021
Thereafter	2,235
Total lease payments	9,616
Less: Interest	(3,098)
Present value of lease liabilities	$6,518

Lease Term and Discount Rate:

June 30,
2019
Weighted-average remaining lease term (in years)	7.3
Weighted-average discount rate	11.56%

Other Information:

Supplemental 2019 cash flow information related to leases was as follows:

Six Months Ended
June 30, 2019
Operating cash outflows from operating leases	$1,118
Right-of-use assets obtained in exchange for new operating lease liabilities	$—

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Purchase Commitments.

As of June 30, 2019, we had purchase commitments with our third-party foundries of $3.6 million.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We are authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share as of June 30, 2019 and December 31, 2018. Each holder of common stock is entitled to one vote per share. As of June 30, 2019, no dividends have been declared by the Board of Directors, however, the holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors.

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

Common Stock Reserved for Future Issuance.

As of June 30, 2019 and December 31, 2018, we had reserved shares of common stock for future issuances as follows:

	June 30,	December 31,
	2019	2018
Warrants to purchase common stock	1,239,423	1,239,423
Options outstanding	1,965,194	1,865,415
Restricted stock units outstanding	1,761,696	1,154,980
Shares available for future grants	315,384	96,515
Shares available for ESPP	527,544	362,938
Total	5,809,241	4,719,271

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

As of June 30, 2019 and December 31, 2018
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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of stock option and RSUs (including performance-based RSU) activity under the 2007 Plan and the 2015 Equity Incentive Plan is as follows:

	Stock Options
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2016	991,895	$2.68	6.3	$161
Granted	835,480	4.30
Exercised	(230,123)	1.92
Canceled	(36,799)	4.16
Outstanding as of December 31, 2017	1,560,453	3.63	7.6	$4,632
Granted	479,375	7.25
Exercised	(112,965)	2.48
Canceled	(61,448)	3.65
Outstanding as of December 31, 2018	1,865,415	4.63	7.6	$1,540
Granted	165,166	5.87
Exercised	(62,987)	2.43
Canceled	(2,400)	6.60
Outstanding as of June 30, 2019	1,965,194	$4.80	7.5	$6,764
Options vested and expected to vest as of June 30, 2019	1,900,060	$4.76	7.4	$6,624
Options vested and exercisable as of June 30, 2019	1,059,741	$3.94	6.4	$4,576

	Restricted Stock Units
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2016	490,954	$5.80	0.5	$908
Granted	541,513	2.88
Released	(497,009)	5.64
Forfeited/expired	(25,564)	5.98
Outstanding as of December 31, 2017	509,894	2.84	1.4	$3,288
Granted	925,578	6.55
Released	(264,568)	4.02
Forfeited/expired	(15,924)	8.34
Outstanding as of December 31, 2018	1,154,980	5.50	1.4	$5,082
Granted	919,238	6.21
Released	(189,332)	5.25
Forfeited/expired	(123,190)	4.83
Outstanding as of June 30, 2019	1,761,696	$5.94	1.5	$14,358

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

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Volatility	—%	69%	66%	69%
Expected dividend yield	—	—	—	—
Risk-free rate	—%	2.89%	2.27%	2.86%
Expected term (in years)	—	6	6	6

The weighted-average grant date fair value of the options granted under the 2015 Equity Incentive Plan as calculated using the Black-Scholes option-pricing model was $3.57 per share for the six months ended June 30, 2019, respectively. There were no options granted during the three months ended June 30, 2019.

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

On April 1, 2018, our compensation committee granted 102,283 RSUs that do not begin vesting unless certain performance goals are met. Vesting will not begin unless the stock performance goals are met and the number of shares eligible to begin vesting are based on Adesto’s share performance as compared to the Russell 2000 stock index which is the performance threshold established by the compensation committee. The evaluation period for the stock performance is from April 2, 2018 through June 30, 2019. Vesting would begin on the one-year anniversary of the grant date with 20% of the shares vesting immediately and the remaining 80% of the shares vesting over the next eight quarters. As a

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

result of these performance-based vesting conditions we valued these RSUs using Monte Carlo simulation techniques to establish a fair value per share of $4.92 at the time of grant. As of June 30, 2019, Adesto’s share price did not meet the performance threshold and the PRSU’s were not awarded.

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

The following table presents the effects of stock-based compensation for stock options, RSUs (including performance-based RSUs), and ESPP purchase rights (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue	$67	$48	$132	$73
Research and development	490	247	879	430
Selling, general and administrative	807	425	1,428	660
Total	$1,364	$720	$2,439	$1,163

Stock-based compensation expense capitalized to inventories was not material during the six months ended June 30, 2019 and 2018.

We did not realize any income tax benefit from stock option exercises in any of the periods presented due to recurring losses and valuation allowances.

As of June 30, 2019, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $2.6 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.4 years.

As of June 30, 2019, the total unrecognized compensation cost related to RSUs (including performance-based RSUs) and ESPP purchase rights was $8.8 million and $45,000, respectively, and these amounts are expected to be recognized over 2.6 years and 0.1 years, respectively.

Note 12. Income Taxes.

We recorded a benefit from income tax of $70,000 and $37,000, respectively, for the three months ended June 30, 2019 and 2018, respectively, and a benefit from income tax of $101,000 and $16,000, respectively, for the six months ended June 30, 2018 and 2017, respectively. The income tax provision is comprised of estimates of current and deferred taxes in domestic and foreign jurisdictions. The income tax provision reflects tax expense associated with foreign taxes, state income tax, uncertain tax positions and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. The decrease in the tax provision between 2019 and 2018 is primarily due to a deferred tax benefit associated with our foreign deferred tax liability and release of tax reserves due to the statute of limitations lapse on such reserve.

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

As of June 30, 2019, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period that such determination is made.

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of June 30, 2019.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 13. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock options	1,965,194	1,717,644	1,965,194	1,717,644
Restricted stock units	1,761,696	913,781	1,761,696	913,781
Common stock warrants	1,239,423	1,239,423	1,239,423	1,239,423
	4,966,313	3,870,848	4,966,313	3,870,848

Note 14. Related Party Transactions.

The Company purchases certain wafers from Altis Semiconductor S.N.C., which was acquired by X-FAB Silicon Foundries, a stockholder of the Company, in 2016. There were no payments to X-Fab Silicon Foundries during the six months ended June 30, 2019 and 2018. As of June 30, 2019 and December 31, 2018, there were no amounts due.

On July 27, 2019, Susan Uthayakumar, the president of Schneider Electric, Canada joined the Company’s board of directors. The Company sells Embedded Systems products to Schneider Electric. From September 14, 2018 and through the period ending June 30, 2019, the Company has recognized revenues of approximately $0.5 million to Schneider Electric.

Note 15. Restructuring

During the six months ended June 30, 2019, the Company made the decision to close the lighting business which was acquired as part of the Echelon acquisition in September 2018. The lighting disposal liabilities, expected to be resolved in the next 12 months, include accrued costs for certain estimated warranty expenses, employee severance, additional inventory write-downs, additional bad debts, and additional materials at our subcontractors which have yet to be delivered. The Company recorded a restructuring expense of $1.7 million during the six months ended June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements and factors that may affect future results

The discussion below contains forward-looking statements, which are subject to safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements generally relate to future events or to our future financial or operating performance. You can generally identify forward-looking statements because they contain words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intend,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions that concern our expectations, strategy, plans or intentions. We have based these forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. Except as required by law, we do not undertake any obligation to update these forward-looking statements to reflect events occurring or circumstances arising after the date of this report. You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those projected in the forward-looking statements. These forward-looking statements involve risks and uncertainties, and our actual results, performance, or achievements could differ materially from those expressed or implied by the forward-looking statements on the basis of several factors, including those that we discuss in Risk Factors, set forth in Part II, Item 1A, of this Quarterly Report on Form 10‑Q. We encourage you to read that section carefully.

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

Our revenue is primarily derived from the sale of our NVM products, specifically our serial flash memory products, which represented substantially all of our revenue for the six months ended June 30, 2019. In recent years, we have invested in developing and commercializing new flash memory products that are well suited for low-power, high-growth applications. Revenue from our next-generation NVM products were $36.2 million and $31.5 million for the six months ended June 30, 2019 and June 30, 2018, respectively. With the acquisition of S3 Asic Semiconductors Limited, a private company limited by shares and incorporated in Ireland (“S3”), in May 2018, we expanded our product offering and began selling analog, mixed-signal and radio frequency ASICs and IP blocks, and managing the supply of high-quality devices to our customers.  We completed the acquisition of 100% of the issued capital of Echelon Corporation, a Delaware corporation (“Echelon”), on September 14, 2018. During the six months ended June 30, 2019, S3 and Echelon revenues were approximately $22.1 million in the aggregate.

For the six months ended June 30, 2019, our products were sold to more than 5,000 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 62% and 73% of our revenue from distributors in each of the six months ended June 30, 2019 and June 30, 2018, respectively. Sales to three distributors generated approximately 38% and 36% of our revenue during the six months ended June 30, 2019 and June 30, 2018, respectively. Additionally, we derived approximately 73% and 75% of our revenue internationally during the six months ended June 30, 2019 and June 30, 2018, respectively, the majority of which was recognized in the Asia Pacific (“APAC”) region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped.

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

Ability to attract and retain customers that make large orders. In 2018, our products were sold to more than 5,000 end customers, of which approximately 25 generated more than half our revenue. One end customer accounted for 10% or more of our revenue in the first six months of 2019. No end customer accounted for 10% or more of our revenue in 2017 or 2018. While we expect the composition of our customers to change over time, our business and operating results will depend on our ability to continually target new customers and retain existing customers that make large orders, particularly those in growth markets which are less dependent on macroeconomic conditions.

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system costs of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements and qualified our NVM device for their products. The number of our design wins has grown from 296 in 2016 to 417 in 2017 and to 570 in 2018. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends. We had 192 new design wins during the first six months of 2019, compared with 285 new design wins during the first six months of 2018.

Pricing, product cost and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, manufacturing yields and inventory write downs, if any. In general, newly introduced products and products with higher performance and more features tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. In the normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. More recently, certain of our suppliers have increased costs although such increase did not have a material impact on our results of operations for the six months ended June 30, 2019. If we are unable to maintain overall average selling prices or offset any declines in average selling prices with realized savings on product costs, our gross margin will decline.

Investment in growth. We have invested, and intend to continue to invest, in expanding our operations, increasing our headcount, developing our products and differentiated technologies to support our growth, and expanding our infrastructure. We expect our total operating expenses to increase in the foreseeable future to meet our growth objectives. We plan to continue to invest in our sales and support operations throughout the world, with a particular focus in adding additional sales and field applications personnel to further broaden our support and coverage of our existing customer base, in addition to developing new customer relationships and generating design wins. We also intend to continue to invest additional resources in research and development to support the development of our products and differentiated technologies. Any investments we make in our sales and marketing organization or research and development will occur in advance of experiencing any benefits from such investments, and the return on these investments may be lower than we expect. In addition, as we invest in expanding our operations internationally, our business and results will become further subject to the risks and challenges of international operations, including higher operating expenses and the impact of legal and regulatory developments outside the United States.

Components of Our Results of Operations

Revenue

For the six months ended June 30, 2019 we derived approximately 62% of our revenue through the sale of our NVM products to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), primarily through distributors.  We generated 62%, and 73% of our revenue from distributors for the six months ended June 30, 2019 and June 30, 2018, respectively.  We derived approximately 38% of our revenue from the operations of S3 and Echelon during the six months ended June 30, 2019.  Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We sell the majority of our NVM products to distributors and generally recognize revenue when we ship the product directly to the distributors since title and risk of loss transfers at that time.

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

Comparison of the six months ended June 30, 2019 and 2018 (in thousands, except percentage data):

Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Revenue, net	$30,155	$18,183	11,972	66%	$58,268	$33,485	24,783	74%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue by geography:
United States	27%	30%	27%	25%
Europe	20%	18%	19%	20%
Asia Pacific	46%	50%	47%	54%
Rest of world	7%	2%	7%	1%

Revenue increased by $12.0 million, or 66%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was due primarily to the contribution of incremental revenues of approximately $9.2 million from S3 and Echelon during the quarter and higher sales of standard memory products to Tier 1 OEM customers. These increases were partially offset by slower than expected sales for our DataFlash-L products.

Revenue increased by $24.8 million, or 74%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase was due primarily to increased unit shipments of NVM products along with incremental revenue from the S3 and Echelon acquisitions of $20.1 million.

Cost of Revenue and Gross Margin

	Three Months Ended				Six Months Ended
					June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Cost of revenue	$15,709	$10,419	$5,290	51%	$30,602	$18,541	$12,061	65%
Gross profit	14,446	7,764	6,682	86%	27,666	14,944	12,722	85%
Gross margin	48%	43%			47%	45%

Cost of revenue increased by $5.3 million, or 51%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was due primarily to increased unit shipments of NVM products along with the incremental cost of revenue incurred as a result of our acquisitions of S3 and Echelon.

Cost of revenue increased by $12.1 million, or 65%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase was due primarily to an increase in unit shipments of NVM products along with the increased cost of revenue resulting from our S3 and Echelon acquisitions.

Gross profit increased by $6.7 million, or 86%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due primarily to an increase in unit shipments of NVM products along with gross profit generated from our S3 and Echelon acquisitions.

Our gross margin increased from 43% to 48% in the three months ended June 30, 2019 primarily as a result of our S3 and Echelon acquisitions, which both earn gross margins which are higher than those on our serial flash products, offset by increased shipments of standard flash products which carry a lower gross margin. We did not recognize any gross margin on Embedded Systems products for the three months ended June 30, 2019.

Gross profit increased by $12.7 million, or 85%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due primarily to an increase in unit shipments of NVM products along with increased revenues and gross profits resulting from the acquisitions of S3 and Echelon during 2018.

Our gross margin increased from 45% to 47% during the six months ended June 30, 2019 as a result of our S3 and Echelon acquisitions, which both earn gross margins which are higher than those on our serial flash products, offset by increased shipments of standard flash products which carry a lower gross margin. We did not recognize any gross margin on Embedded Systems products for the six months ended June 30, 2019.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Operating expenses:
Research and development	$7,447	$4,283	$3,164	74%	$14,969	$7,842	$7,127	91%
Selling, general and administrative	8,158	4,690	3,468	74	16,093	8,967	7,126	79
Amortization of intangible assets	1,788	687	1,101	160	3,576	981	2,595	265
Acquisition related expenses	5	2,017	(2,012)	(100)	227	2,017	(1,790)	(89)
Restructuring and other charges	—	—	—	0	1,694	—	1,694	0
Total operating expenses	$17,398	$11,677	$5,721	49%	$36,559	$19,807	$16,752	85%

Research and Development. Research and development expense increased by $3.2 million, or 74%, during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was due primarily to a $2.7 million increase in personnel costs, a $0.4 million increase in outsourced research development activities, a $0.3 million increase in facilities and a $0.1 million increase in travel costs, offset by a $0.3 million research and development tax credit.

Research and Development. Research and development expense increased by $7.1 million, or 91%, during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This increase was due primarily to a $5.6 million increase in personnel costs, a $0.9 million increase in outsourced research development activities, a $0.6 million increase in facilities, and a $0.1 million increase in research and development materials and supplies, offset by a $0.3 million research and development tax credit.

Selling, General and Administrative. Selling, general and administrative expense increased by $3.5 million, or 74%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was due primarily to a $2.3 million increase in personnel costs, a $1.1 million increase in outsourced sales, marketing and administrative activities, and a $0.2 million increase in travel costs.

Selling, General and Administrative. Selling, general and administrative expense increased by $7.1 million, or 79%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was due to a $4.9 million increase in personnel costs, a $1.6 million increase in outsourced sales, marketing and administrative activities, a $0.04 million increase in travel costs, a $0.1 million increase in facilities and a $0.1 million increase in depreciation and amortization.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $1.1 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.  This increase was due primarily to additional amortization related to the S3 and Echelon acquisitions.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $2.6 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  This increase was due primarily to additional amortization related to the S3 and Echelon acquisitions.

Acquisition Related Expenses.  There was no acquisition related expense during the three months ended June 30, 2019.

Acquisition Related Expenses.  Acquisition related expense decreased by $1.8 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to no acquisition taking place in 2019.

Restructuring and Other Charges.  There were no restructuring and other charges incurred in the three months ended June 30, 2019 and 2018.

Restructuring and Other Charges.  Restructuring and other charges were $1.7 million for the six months ended June 30, 2019. These charges were primarily due to inventory write-downs and additional warranty and other liabilities related to exiting the Echelon lighting business. There were no restructuring and other charges incurred in the six months ended June 30, 2018.

Other Income (Expense), Net

	Three Months Ended				Six months ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Interest expense, net	$(1,377)	(1,181)	$(196)	(17)%	$(2,747)	(1,322)	$(1,425)	(108)%
Other income (expense), net	(51)	(1)	(50)	5,000	169	9	160	1,778
Total other income (expense), net	$(1,428)	$(1,182)	$(246)	(21)%	$(2,578)	$(1,313)	$(1,265)	(96)%

Interest expense, net increased by approximately $0.2 million during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018, as we increased our level of indebtedness related to the S3 acquisition.

Interest expense, net increased by approximately $1.4 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, as we increased our level of indebtedness related to the S3 acquisition.

Other income (expense), net increased by approximately $50,000 during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due primarily to an increase in foreign currency transaction losses.

Other income (expense), net increased by approximately $0.2 million during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due primarily to a change in the fair value of an earn-out liability incurred in connection with the S3 acquisition.

Provision for (Benefit from) Income Taxes

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Benefit from income taxes	$(70)	$(37)	$33	89%	$(101)	$(16)	$85	531%

Benefit from income taxes increased by $33,000 during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was due primarily to a reduction in tax expense related to our foreign subsidiaries offset by a reduction in benefits related to deferred taxes in the United States

Benefit from income taxes increased by $85,000 during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was due primarily to a reduction in tax expense related to our foreign subsidiaries offset by an increase in the benefit related to deferred taxes in the United States.

Liquidity and Capital Resources

Our principal source of liquidity as of June 30, 2019 consisted of cash and cash equivalents and restricted cash of $7.7 million. Our outstanding borrowings under our credit facility as of June 30, 2019 were $33.8 million. Substantially all of our cash and cash equivalents are held in the United States.

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

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
Cash flows provided by (used in) operating activities	$389	$(5,741)
Cash flows used in investing activities	(1,451)	(36,945)
Cash flows provided by (used in) financing activities	(331)	20,667

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

During the six months ended June 30, 2019, cash provided by operating activities was approximately $0.4 million and was due primarily to a net loss of $11.4 million, partially offset by non-cash charges of $2.4 million related to stock-based compensation, $1.4 million related to depreciation and amortization, $3.6 million related to the amortization of intangible assets, $0.8 million related to amortization of debt discount, offset by the change in the fair value of our earn-out liability of $0.3 million, and a decrease in our net assets and liabilities of $4.0 million.  The decrease in net assets and liabilities is due primarily to an increase in accounts receivable of $0.8 million, a decrease in inventories of $3.9 million, a decrease in prepaids and non-current assets of $0.4 million, an increase in accounts payable, accrued compensation and other current liabilities or $1.1 million, and a decrease in non-current liabilities of $0.5 million.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2019, cash used in investing activities was $1.5 million, primarily due to purchases of equipment for our operations and research and development functions.

During the six months ended June 30, 2018, cash used in investing activities was $36.9 million and was due to our purchase of all the assets of S3 for $34.6 million, purchases of property and equipment of $2.1 million and an investment in the notes receivable of Semitech for $0.2 million.

Cash Flows from Financing Activities

During the six months ended June 30, 2019, cash used in financing activities was $0.3 million and was due primarily to proceeds of $0.7 million from the exercise of stock options and purchases of stock associated with our employee stock purchase plan net of withholdings relate to the net settlement of restricted units, offset by a $0.9 million paydown of our term loan.

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

Tennenbaum Capital Partners, LLC Term Loan.

One May 8, 2018, we entered into a credit agreement with Tennenbaum Capital Partners, LLC (“Tennenbaum”) (“Credit Agreement”). The Credit Agreement provides for a 1st lien senior secured term loan of $35.0 million (“Term Loan”). The Term Loan bears interest at a rate per annum equal to the sum of the Libor Rate (2.375% on June 30, 2019) plus 8.75% and is payable in consecutive quarterly installments starting December 31, 2018. The Term Loan is scheduled to mature May 8, 2022.  The Credit Agreement provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions.

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

In connection with the Credit Agreement, Tennenbaum received a warrant to purchase 850,000 shares of common stock at an exercise price of $8.30 and a term of six years. In addition, we paid financing costs of $1.4 million. The financing costs and the value of the warrant, $4.8 million, were recorded as a debt discount and are being amortized over the life of the agreement. Amortization of debt discount was $0.8 million for the six months ended June 30, 2019.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of June 30, 2019:

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$9,617	$2,057	$3,752	$1,914	$1,894
Inventory-related commitments (2)	3,605	3,605	—	—	—
Financing arrangements (3)	33,833	875	3,500	29,458	—
Total contractual cash obligations	$47,055	$6,537	$7,252	$31,372	$1,894

(1)	Operating leases primarily relate to our leases of office space with terms expiring through July 31, 2023.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of June 30, 2019.
(3)	Financing arrangements represent debt maturities under our term loan.

As of June 30, 2019, we had a liability of $274,000 for uncertain tax positions.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $7.7 million as of June 30, 2019, consisting of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross debt of $33.8 million offset by an unamortized debt discount of approximately $4.3 million as of June 30, 2019. The outstanding debt relates to a term loan described in section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Credit Facility”.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would result in a $0.4 million increase in interest expense on our principal balances as of June 30, 2019.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

ITEM 1A.Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10‑Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our common stock. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. If any of these risks actually occur, the trading price of our common stock could decline and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business and Our Industry

We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.

We have incurred net losses since our inception. We incurred net losses of $21.4 million, $5.7 million, and $11.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $11.4 million during the first six months of 2019. As of June 30, 2019, we had an accumulated deficit of $132.4 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

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

If any of our current or future foundry partners or assembly and test subcontractors significantly increases the costs of wafers or other materials, interrupts or reduces our supply, including for reasons outside of their control, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. During 2017, one of our foundry partners increased the costs of wafers to us. Although such increase did not have a material impact on our results of operations for the six months ended June 30, 2019, and is not expected to have a material impact in the near term, there can be no assurances that such additional increases will not have a material adverse impact on our future operating results. Such increases could also damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation

We may be unable to match production with customer demand for a variety of reasons, including our inability to accurately forecast customer demand or the capacity constraints of contract manufacturers, which could adversely affect our operating results.

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

Sales through distributors accounted for approximately 62% and 73% of our revenues during the first six months of 2019 and 2018, respectively. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. The Trump Administration has signaled that it may alter trade agreements and terms between China and the United States, including limiting trade with China and/or imposing a tariff on imports from China. In March 2018, President Trump imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports and announced additional tariffs on goods imported from China specifically, as well as certain other countries. Recently, President Trump announced a plan to place a 10% tariff on $300 billion of imports from China. The materials subject to these tariffs to date do not constitute a significant percentage of our raw material costs. However, if retaliatory trade measures taken by China or other countries in response to the tariffs cause the cost of our products to increase, we may be required to raise our prices, which may result in the loss of customers and harm to our reputation and operating performance.

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

We have a substantial amount of indebtedness, which will require significant interest payments. After giving effect to the term loan we received in May 2018, we have had approximately $33.8 million aggregate principal amount of indebtedness outstanding as of June 30, 2019.  Our substantial level of indebtedness could have important consequences, including the following:

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

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the market price of our stock could decline.

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

None.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

As of August 8, 2019, Herve Fages was appointed to the Audit Committee and Susan Uthayakumar was appointed to Compensation Commitee.

.

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

Adesto Technologies Corporation

Dated: August 9, 2019	By:	/s/ Ron Shelton
Ron Shelton Chief Financial Officer (Principal Financial and Accounting Officer)