Form 10-Q
period 2019-09-30
ADESTO TECHNOLOGIES Corp
filed 2019-11-08
CIK 1395848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2019
Common Stock, $0.0001 par value per share	30,260,296 shares

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	IOTS	The Nasdaq Stock Market

ADESTO TECHNOLOGIES CORPORATION

QUARTERLY REPORT ON FORM 10‑Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$37,205	$8,630
Restricted cash	459	458
Accounts receivable, net	33,913	23,211
Inventories	16,343	18,635
Prepaid expenses	1,660	1,668
Other current assets	403	871
Total current assets	89,983	53,473
Property and equipment, net	8,040	7,085
Intangible assets, net	30,896	36,261
Operating lease right-of-use assets	4,474	—
Other non-current assets	2,300	1,729
Goodwill	38,640	38,640
Total assets	$174,333	$137,188
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,778	$16,146
Accrued compensation and benefits	4,359	4,038
Accrued expenses and other current liabilities	5,772	5,172
Price adjustments and other revenue reserves	5,108	4,819
Earn-out liability	10,130	10,450
Operating lease liabilities, current	1,186	—
Term loan, current	—	141
Total current liabilities	47,333	40,766
Term loan, non-current	—	29,418
Convertible senior notes, net	55,315	—
Operating lease liabilities, non-current	5,048	—
Deferred rent, non-current	—	1,947
Deferred tax liability, non-current	1,515	1,735
Other non-current liabilities	608	580
Total liabilities	109,819	74,446
Commitments and contingencies (See Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of September 30, 2019 and December 31, 2018; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 30,119,051 and 29,442,065 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	205,003	184,158
Accumulated other comprehensive loss	(518)	(135)
Accumulated deficit	(139,974)	(121,284)
Total stockholders' equity	64,514	62,742
Total liabilities and stockholders’ equity	$174,333	$137,188

(1)	The condensed consolidated balance sheet as of December 31, 2018 was derived from the audited consolidated financial statements as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue, net	$32,028	$21,927	$90,297	$55,412
Cost of revenue	15,781	12,344	46,384	30,885
Gross profit	16,247	9,583	43,913	24,527
Operating expenses:
Research and development	7,384	5,297	22,353	13,139
Selling, general and administrative	8,461	5,795	24,554	14,762
Amortization of intangible assets	1,789	1,138	5,365	2,119
Acquisition related expenses	—	4,776	227	6,793
Restructuring and other charges	—	—	1,694	—
Total operating expenses	17,634	17,006	54,193	36,813
Loss from operations	(1,387)	(7,423)	(10,280)	(12,286)
Other income (expense):
Interest expense, net	(6,034)	(1,046)	(8,781)	(2,368)
Other income, net	190	8	359	17
Total other income (expense), net	(5,844)	(1,038)	(8,422)	(2,351)
Loss before benefit from income taxes	(7,231)	(8,461)	(18,702)	(14,637)
Provision for (benefit from) income taxes	337	(64)	236	(80)
Net loss	$(7,568)	$(8,397)	$(18,938)	$(14,557)
Net loss per share:
Basic and diluted	$(0.25)	$(0.30)	$(0.64)	$(0.61)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	30,016,585	28,171,952	29,784,314	23,717,727

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(7,568)	$(8,397)	$(18,938)	$(14,557)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(299)	(148)	(383)	(65)
Comprehensive loss	$(7,867)	$(8,545)	$(19,321)	$(14,622)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Nine Months Ended September 30, 2019
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2019	29,442,065	$3	$184,158	$(135)	$(121,284)	$62,742
ASC 842 adoption adjustment	—	—	—	—	248	248
Options exercised	9,712	—	26	—	—	26
Employee stock purchase plan	129,815	—	544	—	—	544
Restricted stock units, net of taxes paid related to net settlement of equity awards	66,995	—	(85)	—	—	(85)
Stock-based compensation	—	—	1,075	—	—	1,075
Foreign currency translation adjustments	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	(7,060)	(7,060)
Balances as of March 31, 2019	29,648,587	$3	$185,718	$(263)	$(128,096)	$57,362
Options exercised	53,275	—	127	—	—	127
Restricted stock units, net of taxes paid related to net settlement of equity awards	85,448	—	(53)	—	—	(53)
Stock-based compensation	—	—	1,364	—	—	1,364
Foreign currency translation adjustments	—	—	—	44	—	44
Net loss	—	—	—	—	(4,310)	(4,310)
Balances as of June 30, 2019	29,787,310	$3	$187,156	$(219)	$(132,406)	$54,534
Options exercised	28,186	—	135	—	—	135
Employee stock purchase plan	154,116	—	649	—	—	649
Restricted stock units, net of taxes paid related to net settlement of equity awards	149,439	—	(84)	—	—	(84)
Stock-based compensation	—	—	1,635	—	—	1,635
Foreign currency translation adjustments	—	—	—	(299)	—	(299)
Purchase of capped calls	—	—	(6,150)	—	—	(6,150)
Equity component of convertible senior notes (net of issuance costs of $1 million)	—	—	21,662	—	—	21,662
Net loss	—	—	—	—	(7,568)	(7,568)
Balances as of September 30, 2019	30,119,051	$3	$205,003	$(518)	$(139,974)	$64,514

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data) (continued)

	Nine Months Ended September 30, 2018
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2018	21,291,833	$2	$133,087	$(295)	$(99,844)	$32,950
Issuance of warrants	—	—	4,799	—	—	4,799
Options exercised	47,405	—	106	—	—	106
Employee stock purchase plan	55,806	—	223	—	—	223
Restricted stock units, net of taxes paid related to net settlement of equity awards	14,248	—	(55)	—	—	(55)
Stock-based compensation	—	—	443	—	—	443
Foreign currency translation adjustments	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(1,102)	(1,102)
Balances as of March 31, 2018	21,409,292	$2	$138,603	$(312)	$(100,946)	$37,347
Options exercised	38,345	—	114	—	—	114
Restricted stock units, net of taxes paid related to net settlement of equity awards	75,388	—	(162)	—	—	(162)
Stock-based compensation	—	—	720	—	—	720
Foreign currency translation adjustments	—	—	—	100	—	100
Net loss	—	—	—	—	(5,058)	(5,058)
Balances as of June 30, 2018	21,523,025	$2	$139,275	$(212)	$(106,004)	$33,061
Issuance of 7,705,000 shares of common stock @ $6.00 (net of issuance costs of $3.1 million)	7,705,000	1	42,662			42,663
Options exercised	22,472	—	43	—	—	43
Employee stock purchase plan	69,761	—	327	—	—	327
Restricted stock units, net of taxes paid related to net settlement of equity awards	47,529	—	(160)	—	—	(160)
Stock-based compensation	—	—	940	—	—	940
Foreign currency translation adjustments	—	—	—	(148)	—	(148)
Net loss	—	—	—	—	(8,397)	(8,397)
Balances as of September 30, 2018	29,367,787	$3	$183,087	$(360)	$(114,401)	$68,329

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(18,938)	$(14,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,074	2,103
Depreciation and amortization	2,226	1,687
Amortization of intangible assets	5,365	2,119
Amortization of debt discount and issuance costs	5,149	707
Prepayment premium and related costs	784	—
Deferred income taxes	(220)	(463)
Gain on investment	—	(1)
Gain on sale of equipment	—	(18)
Decrease in fair value of earn-out liability	(320)	—
Changes in assets and liabilities:
Accounts receivable	(10,702)	(12,826)
Inventories	2,292	(6,017)
Prepaid expenses and other current assets	475	949
Other non-current assets	179	(8)
Accounts payable	3,712	5,834
Accrued compensation and benefits	321	1,087
Accrued expenses and other current liabilities	1,057	1,178
Price adjustments and other revenue reserves	289	5,202
Other non-current liabilities	(771)	283
Deferred rent	—	(341)
Net cash used in operating activities	(5,028)	(13,082)
Cash flows from investing activities:
Acquisition of property and equipment	(2,518)	(2,631)
Acquisition of Echelon, net of cash acquired	—	(28,836)
Acquisition of S3 Semiconductors, net of cash acquired	—	(34,616)
Investment in unconsolidated affiliate	(346)	(434)
Net cash used in investing activities	(2,864)	(66,517)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions	—	42,658
Proceeds from exercise of stock options and employee stock purchase plan	1,481	813
Tax withholdings related to net share settlement of restricted stock units	(222)	(372)
Payment of debt issuance costs	(15)	—
Payments on revolving line of credit	—	(1,500)
Proceeds from issuance of convertible senior notes, net of issuance costs	77,280	33,591
Payments on term loan	(35,492)	(12,000)
Purchase of capped calls	(6,150)	—
Net cash provided by financing activities	36,882	63,190
Effect of exchange rates on cash, cash equivalents and restricted cash	(414)	(396)
Net increase (decrease) in cash, cash equivalents and restricted cash	28,576	(16,805)
Cash, cash equivalents and restricted cash - beginning of year	9,088	30,078
Cash, cash equivalents and restricted cash - end of period	$37,664	$13,273
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$2,882	$1,777
Supplemental disclosures of non-cash investing and financing information:
Purchase of property and equipment included in accounts payable	$632	$159
Fair value of warrants issued in connection with term loan	$—	$4,799

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

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to complete annual consolidated financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, for any other interim period or for any other future year.

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

Timing of Revenue Recognition.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Products transferred at a point in time	$26,023	$18,250	$76,480	$49,748
Products and services transferred over time	6,005	3,677	13,817	5,664
	$32,028	$21,927	$90,297	$55,412

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled and our contract liabilities which we classify as deferred revenue:

	September 30,	December 31,
	2019	2018	Change
	(in thousands)
Contract assets:
Accounts receivable, unbilled	$3,863	$751	$3,112
Contract liabilities:
Deferred revenue	$649	$1,848	$(1,199)

Accounts receivable, unbilled represents revenue recognized on certain development contracts for which invoicing has not yet occurred based on the terms of the development contract. As of September 30, 2019 and December 31, 2018, we had $3.9 million and $0.8 million, respectively, classified as unbilled accounts receivable within accounts receivable.

Deferred revenue represents amounts invoiced to customers for certain development contracts for which revenue has yet to be recognized based on actual development hours performed. Typically, the timing of invoicing is based on the terms of the contract. As of September 30, 2019 and December 31, 2018, we had $0.6 million and $1.8 million, respectively, of deferred revenue classified as accrued expenses and other current liabilities.

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

Product Warranty.

Our non-volatile memory (“NVM”) products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During 2018 and the nine months ended September 30, 2019, we did not record any additional liability related to potential warranty claims. As of September 30, 2019 and December 31, 2018, the warranty accrual related to NVM products was $51,000 and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

At the time of the Echelon acquisition we recorded a warranty liability of $401,000 related to Echelon products. During 2018 and the nine months ended September 30, 2019, the warranty liability increased by $53,000 and decreased by $1,000, respectively. As of September 30, 2019 and December 31, 2018, the warranty accrual related to Echelon products was $453,000 and $454,000, respectively, and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. Net gains and losses from foreign currency translation of assets and liabilities were losses of $299,000 and $148,000 for the three months ended September 30, 2019 and 2018, respectively, and $383,000 and $65,000 for the nine months ended September 30, 2019 and 2018, respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive loss, net of tax, a component of stockholders’ equity. Net gains and losses arising from transactions denominated in currencies other than the functional currency were gains of $181,000 and $9,000 for the three months ended September 30, 2019 and 2018, respectively, and a gain of $31,000 and a loss of  $1,000 for the nine months ended September 30, 2019 and 2018, respectively, and are included in other income, net in the condensed consolidated statements of operations.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

equivalents and investments on deposit with a reputable, high credit quality financial institution in the United States of America. We believe that the bank that holds substantially all of our cash and cash equivalents and investments is financially sound and, accordingly, subject to minimal credit risk. Deposits held with the bank may exceed the amount of insurance provided on such deposits.

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts as of September 30, 2019 and December 31, 2018 was $60,000 and $30,000, respectively.

Customer concentrations as a percentage of revenue, net were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Customer A	*	20%	17%	21%
Customer B	23%	*	12%	*

*less than 10%

Customer concentrations as a percentage of gross accounts receivable were as follows:

	September 30,	December 31,
	2019	2018
Customer B	28%	13%

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes the fair values of assets acquired and liabilities assumed (in thousands):

Cash	$15,270
Short term investments	1,274
Accounts receivable	3,020
Inventories	5,710
Other current assets	2,845
Property and equipment, net	614
Intangible assets	17,690
Goodwill	4,266
Other non-current assets	252
Accounts payable	(3,630)
Other current liabilities	(2,642)
Other non-current liabilities	(563)
Fair value of net assets acquired	$44,106

Intangible assets reflect the following:

	Fair Value	Useful Life (in Years)
	(in thousands)
Customer relationships	$6,520	7
Developed technology	10,670	4
Trademarks	500	8
Total acquired intangible assets	$17,690

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
	(in thousands)
Customer relationships	$12,880	7
Contract backlog	210	0.5
Developed technology	1,080	5
Non-compete agreements	380	2
Trademarks	790	12
Total	$15,340

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accounts receivable	$30,110	$22,490
Accounts receivable, unbilled	3,863	751
Allowance for doubtful accounts	(60)	(30)
Total accounts receivable, net	$33,913	$23,211

Inventories.

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$2,213	$1,427
Work-in-process	8,019	11,451
Finished goods	6,111	5,757
Total inventories	$16,343	$18,635

For the three months ended September 30, 2019, we recorded a benefit of $0.3 million related to excess inventory. For the three months ended September 30, 2018, we recorded a write-down of $16,000 related to excess inventory.

For the nine months ended September 30, 2019, we recorded a write-down of $0.3 million related to excess inventory. For the nine months ended September 30, 2018, we realized a benefit of $0.9 million from the sales of previously reserved products.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Machinery and equipment	$17,136	$15,537
Leasehold improvements	4,418	4,422
Computer software	4,328	3,760
Furniture and fixtures	934	372
Construction in progress	115	52
Property and equipment, at cost	26,931	24,143
Accumulated depreciation and amortization	(18,891)	(17,058)
Property and equipment, net	$8,040	$7,085

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

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2019 was $0.9 million and $2.2 million, respectively.

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2018 was $0.6 million and $1.7 million, respectively.

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued sales commission payable	$260	$387
Accrued manufacturing expenses	1,023	692
Liabilities to certain customers	—	366
Warranty reserve	504	505
Lighting disposal liabilities	1,404	—
Deferred revenue, current portion	649	1,848
Other accrued liabilities	1,932	1,374
Total accrued expenses and other current liabilities	$5,772	$5,172

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

Financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
As of September 30, 2019
Assets:
Money market funds	$460	$—	$—	$460
U.S. government securities	300	—	—	300
	$760	$—	$—	$760
Liabilities:
Earn-out liability	$—	$—	$10,130	$10,130

As of December 31, 2018
Assets:
Money market funds	$458	$—	$—	$458
U.S. government securities	1,282	—	—	1,282
	$1,740	$—	$—	$1,740
Liabilities:
Earn-out liability	$—	$—	$10,450	$10,450

As of September 30, 2019, we had an earn-out liability of $10.1 million, all of which related to the acquisition of S3 Semiconductors, which was completed in May 2018 (see Note 2). The earn-out liability was calculated using the present value of a probability weighted income approach.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in the earn-out liability during 2019 was as follows (in thousands):

Balance as of January 1, 2019	$10,450
Acquisitions	—
Change in fair value	(320)
Change in foreign currency exchange rate	—
Balance as of September 30, 2019	$10,130

The Company’s cash equivalents include U.S. government securities with a minimum and weighted average credit rating of A-1+. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. As of September 30, 2019, the Company classified all of its fixed income securities as having Level 1 inputs. The Company's procedures include controls to ensure that appropriate fair values are recorded by comparing prices obtained from a third party independent source.

Note 5. Intangible Assets, net.

In 2012, in connection with our purchase of the serial flash memory product line assets from Atmel Corporation, we recorded $16.4 million of intangible assets.

In connection with the acquisition of S3 (Note 2), we recorded $15.3 million of intangible assets.

In connection with the acquisition of Echelon (Note 2), we recorded $17.7 million of intangible assets.

Intangible assets, net were as follows (in thousands):

		September 30, 2019
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 - 10	$16,032	$6,076	$9,956
Customer relationships	7 - 12	28,411	8,727	19,684
Customer backlog	1	2,779	2,779	—
Contract backlog	0.5	210	210	—
Non-compete agreement	2 - 5	662	541	121
Trademarks	8 - 12	1,290	155	1,135
Total intangible assets subject to amortization		$49,384	$18,488	$30,896

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		December 31, 2018
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 - 10	$16,032	$3,593	$12,439
Customer relationships	7 - 12	28,411	6,085	22,326
Customer backlog	1	2,779	2,779	—
Contract backlog	0.5	210	210	—
Non-compete agreement	2 - 5	662	398	264
Trademarks	8 - 12	1,290	58	1,232
Total intangible assets subject to amortization		$49,384	$13,123	$36,261

We recorded amortization expense related to the acquisition-related intangible assets as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expense category:
Research and development	$828	$323	$2,484	$567
Selling, general and administrative	961	815	2,881	1,552
Total	$1,789	$1,138	$5,365	$2,119

The estimated future amortization expense of acquisition-related intangible assets subject to amortization after September 30, 2019 is as follows (in thousands):

Year Ended December 31,
2019 (remaining 3 months)	$1,788
2020	7,037
2021	6,962
2022	6,070
2023	3,735
Thereafter	5,304
Total	$30,896

Note 6. Investment in Unconsolidated Affiliates.

During 2017 and 2016, we made investments in Semitech Semiconductor Pty. Ltd., an Australian corporation (“Semitech”), as part of a license and development agreement dated April 16, 2016. Semitech has developed Narrowband-Power Line Communications (“N-PLC”) products and market knowledge in the N-PLC devices space and plans to sell its products into the smart grid, solar, smart lighting and industrial space. Investments during 2016 through June 14, 2017 were recorded as notes receivable. On June 15, 2017, $0.4 million of notes receivable and accrued interest were converted into 233,335 shares of preferred stock in Semitech. In June 2018, we converted $0.5 million of notes receivable and accrued interest into 312,076 shares of preferred stock in Semitech. During the three months ended September 30, 2019, we invested $0.2 million in additional notes receivable in Semitech. This investment is recorded at cost in other non-current assets on the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, we held investments in notes receivable in Semitech in the amount of $0.6 million and $0.2 million, respectively, which were classified in other non-current assets on the condensed consolidated balance sheets.

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

Tennenbaum Capital Partners, LLC Term Loan.

One May 8, 2018, we entered into a credit agreement with Tennenbaum Capital Partners, LLC (“Tennenbaum”) (“Credit Agreement”). The Credit Agreement provided for a 1st lien senior secured term loan of $35.0 million (“Term Loan”). The Term Loan bore interest at a rate per annum equal to the sum of the Libor Rate plus 8.75% and was payable in consecutive quarterly installments starting December 31, 2018. The Term Loan was scheduled to mature on May 8, 2022.  The Credit Agreement provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions. The Credit Agreement contained customary representations and warranties and affirmative and negative covenants, including maximum consolidated leverage ratios and minimum liquidity. Upon an occurrence of an event of default, under the Credit Facility we could have been required to pay interest on all outstanding obligations under the agreement at a rate of 2% above the otherwise applicable interest rate, and the lender could have accelerated our obligations under the agreement.

In connection with the Credit Agreement, Tennenbaum received a warrant to purchase 850,000 shares of common stock at an exercise price of $8.30 and a term of six years. In addition, we paid financing costs of $1.4 million. The financing costs and the value of the warrant, $4.8 million, were recorded as a debt discount and were being amortized over the life of the Credit Agreement.

Borrowings of $33.8 million under this facility were repaid in full in September 2019. In addition, the Company was required to pay a prepayment premium of $0.7 million. In connection with the repayment of this facility, the remaining balance of the debt discount was recognized as interest expense. Amortization of debt discount was $5.1 million for the nine months ended September 30, 2019. Amortization of debt discount was $0.7 million for the nine months ended September 30, 2018.

Interest expense incurred under our borrowings was $6.0 million and $8.8 million for the three and nine months ended September 30, 2019, respectively.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Interest expense incurred under our borrowings was $1.1 million and $2.4 million for the three and nine months ended September 30, 2018, respectively

Note 8. Convertible Senior Notes.

On September 23, 2019, the Company completed offering of $80.5 million aggregate principal amount of 4.25% Convertible Senior Notes due 2024 (the "Notes"). The Notes were sold pursuant to an indenture, dated September 23, 2019, between the Company and U.S. Bank National Association (the “Trustee”), referred to herein as the “Indenture.” The Notes are senior, unsecured obligations of the Company. The Notes pay interest at a rate equal to 4.25% per year. Interest on the Notes is payable semiannually in arrears on March 15 and September 15 of each year, beginning March 15, 2020. Interest accrues on the Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from September 23, 2019. Unless earlier converted, redeemed or repurchased, the Notes mature on September 15, 2024.

The implied estimated effective rate of the liability component of the Notes is 12.3%.

The Notes are convertible into Company common stock at an initial conversion rate of 83.3021 shares per $1,000 principal amount of Notes, subject to adjustment upon certain events.

The Notes are convertible, in whole or in part, at the option of the holder, at any time prior to the close of business on the business day immediately preceding June 15, 2024, but only in the following circumstances:

(1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on such trading day;

(2) during the five business day period immediately after any ten consecutive trading day period (the five consecutive trading day period being referred to as the ‘‘measurement period’’) in which the trading price per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day;

(3) upon the occurrence of certain specified corporate events, including fundamental changes (as described in the Indenture); or

(4) if the Company calls the Notes for redemption.

In addition, regardless of the foregoing circumstances, holders may convert their Notes at any time on or after June 15, 2024 and prior to the close of business on the day immediately preceding the maturity date of the Notes. Upon conversion, the Company may elect to settle by paying or delivering either solely cash, shares of Company common stock or a combination of cash and shares of common stock.

In accordance with ASC 470-20, the initial measurement of the Notes at fair value resulted in a liability of $57.9 million, as such, the calculated discount resulted in an implied value of the convertible feature recognized in Capital in excess of Par Value of $22.6 million. Issuance costs include initial purchasers discounts of $3.22 million and other costs of $0.3 million amounting to $3.5 million were allocated to components on a ratable basis as follows; Additional Paid-In Capital, $1.0 million, and Convertible Senior Notes, $2.5 million.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Indenture contains covenants that, among other things, restricts the Company’s ability to merge, consolidate or sell, or otherwise dispose of, all or substantially all of its assets. These limitations are subject to a number of important qualifications and exceptions.

The Indenture contains customary Events of Default (as defined in the Indenture), including default in the event the Company fails to pay interest on the Notes when due, and such failure continues for 30 days, or the Company fails to pay the principal of the Notes when due, including at maturity, upon redemption or otherwise; failure to comply with covenants and other obligations under the Indenture, including delivery of required notices and obligations in connection with conversion, in certain cases subject to notice and grace periods; payment defaults and accelerations with respect to other indebtedness of the Company and its significant subsidiaries in the aggregate principal amount of $15.0 million or more; failure by the Company or its significant subsidiaries to pay certain final judgments aggregating in excess of $15.0 million within 60 consecutive days of such final judgment; and specified events involving bankruptcy, insolvency or reorganization of the Company or its significant subsidiaries.

Upon an Event of Default, the trustee or the holders of at least 25% in aggregate principal amount of the Notes then outstanding may declare all the Notes to be due and payable immediately. In the case of Events of Default relating to bankruptcy, insolvency or reorganization, all outstanding Notes will become due and payable immediately without further action or notice.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes information about the equity and liability components of the Notes (in thousands):

September 30,
2019
Fair value of 2024 notes outstanding	$57,851
Unamortized discount (including unamortized debt issuance cost)	(2,536)
Total convertible senior notes	$55,315

Equity component of notes	$22,649
Less: Issuance costs	(987)
Additional paid-in capital	$21,662

In September 2019, in connection with the issuance of the Notes, including the initial purchasers’ exercise of the option to purchase additional Notes, we entered into privately negotiated capped call transactions with certain counterparties (the “Capped Calls”). The Capped Calls are expected to reduce potential dilution to our common stock upon conversion of the Notes and/or offset any cash payments that we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Calls have an initial strike price of $12.00 per share, subject to certain adjustments, which corresponds to the conversion option strike price in the Notes. The Capped Calls have a cap price equal to $15.86 per share, subject to certain adjustments. The Capped Calls are subject to adjustment upon the occurrence of specified extraordinary events affecting us, including merger events, tender offers and announcement events. In addition, the Capped Calls are subject to certain specified additional disruption events that may give rise to a termination of the Capped Calls, including nationalization, insolvency or delisting, changes in law, failures to deliver, insolvency filings and hedging disruptions. For accounting purposes, the Capped Calls are separate transactions, and not part of the terms of the Notes. As these transactions meet certain accounting criteria, the Capped Calls are recorded in stockholders’ equity and are not accounted for as derivatives. The premium paid for the purchase of the Capped Calls in the amount of $6.2 million has been recorded as a reduction to additional paid-in capital and will not be remeasured.

Note 9. Segment Information.

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

Product revenue from customers is disaggregated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
United States	$8,648	$7,253	$24,310	$15,472
Rest of Americas	1,015	583	4,608	868
Europe	6,085	5,087	16,989	11,708
Asia Pacific	15,905	8,865	43,502	27,078
Rest of world	375	139	888	286
Total	$32,028	$21,927	$90,297	$55,412

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Long-lived assets are attributed to the geographic region where they are located. Long-lived assets by geographic region were as follows (in thousands):

	September 30,	December 31,
	2019	2018
United States	$3,415	$3,879
Asia Pacific	3,868	2,968
Europe	757	238
Total property and equipment, net	$8,040	$7,085

September 30,
2019
United States	$2,165
Asia Pacific	199
Europe	2,110
Total operating lease right-of-use assets	$4,474

Note 10. Commitments and Contingencies.

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

The following table reflects our lease assets and our lease liabilities at September 30, 2019 and January 1, 2019 (in thousands).

	September 30,	January 1,
	2019	2019
Assets:
Operating lease right-of-use assets	$4,474	$4,877

Liabilities:
Operating lease liabilities, current	$1,186	$1,116
Operating lease liabilities, non-current	$5,048	$5,917

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Costs:

The components of lease costs were as follows (in thousands):

Nine Months Ended
September 30,
2019
Operating lease cost	$1,626

As of September 30, 2019, the maturity of operating lease liabilities was as follows (in thousands):

(In thousands)
2019 (remaining 3 months)	$519
2020	1,962
2021	1,734
2022	1,569
2023	1,021
Thereafter	2,235
Total lease payments	9,040
Less: Interest	(2,806)
Present value of lease liabilities	$6,234

Lease Term and Discount Rate:

September 30,
2019
Weighted-average remaining lease term (in years)	7.2
Weighted-average discount rate	11.56%

Other Information:

Supplemental 2019 cash flow information related to leases was as follows (in thousands):

Nine Months Ended
September 30, 2019
Operating cash outflows from operating leases	$1,626
Right-of-use assets obtained in exchange for new operating lease liabilities	$—

Purchase Commitments.

As of September 30, 2019, we had purchase commitments with our third-party foundries of $5.0 million.

Litigation.

We are subject to legal proceedings, claims and litigation, including intellectual property litigation, arising in the ordinary course of business. Such matters are subject to many uncertainties and outcomes and are not predictable

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Note 11. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We are authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share as of September 30, 2019 and December 31, 2018. Each holder of common stock is entitled to one vote per share. As of September 30, 2019, no dividends have been declared by the Board of Directors, however, the holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Common Stock Reserved for Future Issuance.

As of September 30, 2019 and December 31, 2018, we had reserved shares of common stock for future issuances as follows:

	September 30,	December 31,
	2019	2018
Warrants to purchase common stock	1,165,282	1,239,423
Options outstanding	1,958,989	1,865,415
Restricted stock units outstanding	1,617,258	1,154,980
Shares available for future grants	259,998	96,515
Shares available for ESPP	373,428	362,938
Shares reserved for issuance upon conversion of the Notes	8,885,204	—
Total	14,260,159	4,719,271

Common Stock Warrants.

In connection with the Credit Agreement (Note 7), the Company issued Tennenbaum a warrant to purchase 850,000 shares of common stock at an exercise price of $8.30 per share with a term of six years. The grant date fair value of the warrant was approximately $4.8 million which was recorded as a debt discount and amortized over the life of the Credit Agreement. The fair value of the warrant was determined using the Black-Scholes Model based on the following assumptions: common stock price on date of grant of $8.70, dividend yield of 0%, volatility of 69.73%, a risk-free interest rate 2.87% and a term of 6 years.

The following common stock warrants were outstanding:

As of September 30, 2019
Total amount of securities issuable
under the outstanding warrants	Exercise Price	Issuance Date	Expiration Date
315,282	$2.38	2014-2015	2022-2024
850,000	$8.30	2018	2024
1,165,282	$8.11

Common stock warrants are exercisable at the option of the holder any time after the date of issuance into shares of our common stock. 74,141 warrants with an exercise price of $30.35 expired unexercised on September 27, 2019.

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

Under our 2015 Employee Stock Purchase Plan, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. Eligible employees will be able to select a rate of payroll deduction up to 15% of their base cash compensation. The purchase price for shares of our common stock purchased under our 2015 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. Except for the first offering period, each offering period will run for no more than six months, with purchases occurring every six months. The first offering period began upon the effective date of our IPO and was originally set to end on June 30, 2016. On May 25, 2016, the Board of Directors extended the initial offering period to July 31, 2016. Subsequent purchase periods will be 6 months in duration beginning on August 1, 2016. On July 29, 2016, we issued 68,392 shares of common stock in conjunction with the end date of the initial purchase

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

window. During 2017, we issued 110,711 shares of common stock pursuant to the ESPP. On January 31, 2018 we issued 55,806 shares of common stock pursuant to the ESPP. On July 31, 2018 we issued 69,761 shares of common stock pursuant to the ESPP. On January 31, 2019 we issued 129,815 shares of common stock pursuant to the ESPP. On July 31, 2019 we issued 154,116 shares of common stock in conjunction with the end date of the latest purchase window.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of stock option and RSUs (including performance-based RSU) activity under the 2007 Plan and the 2015 Equity Incentive Plan is as follows:

	Stock Options
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2016	991,895	$2.68	6.3	$161
Granted	835,480	4.30
Exercised	(230,123)	1.92
Canceled	(36,799)	4.16
Outstanding as of December 31, 2017	1,560,453	3.63	7.6	$4,632
Granted	479,375	7.25
Exercised	(112,965)	2.48
Canceled	(61,448)	3.65
Outstanding as of December 31, 2018	1,865,415	4.63	7.6	$1,540
Granted	189,856	6.16
Exercised	(91,173)	3.16
Canceled	(5,109)	7.26
Outstanding as of September 30, 2019	1,958,989	$4.84	7.2	$7,371
Options vested and expected to vest as of September 30, 2019	1,903,094	$4.80	7.2	$7,241
Options vested and exercisable as of September 30, 2019	1,137,160	$4.08	6.4	$5,173

	Restricted Stock Units
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2016	490,954	$5.80	0.5	$908
Granted	541,513	2.88
Released	(497,009)	5.64
Forfeited/expired	(25,564)	5.98
Outstanding as of December 31, 2017	509,894	2.84	1.4	$3,288
Granted	925,578	6.55
Released	(264,568)	4.02
Forfeited/expired	(15,924)	8.34
Outstanding as of December 31, 2018	1,154,980	5.50	1.4	$5,082
Granted	965,313	6.33
Released	(361,742)	5.26
Forfeited/expired	(141,293)	4.88
Outstanding as of September 30, 2019	1,617,258	$6.10	1.4	$13,844

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 12. Stock-based Compensation.

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

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Volatility	57%	77%	65%	72%
Expected dividend yield	—	—	—	—
Risk-free rate	1.90%	2.80%	2.22%	2.84%
Expected term (in years)	6	5	6	6

The weighted-average grant date fair value of the options granted under the 2015 Equity Incentive Plan as calculated using the Black-Scholes option-pricing model was $4.40 and $3.68 per share for the three months and nine months ended September 30, 2019, respectively. There were no options granted during the three months ended September 30, 2019.

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

On April 1, 2018, our compensation committee granted 102,283 RSUs that do not begin vesting unless certain performance goals are met. Vesting will not begin unless the stock performance goals are met and the number of shares eligible to begin vesting are based on Adesto’s share performance as compared to the Russell 2000 stock index which is the performance threshold established by the compensation committee. The evaluation period for the stock performance is from April 2, 2018 through June 30, 2019. Vesting would begin on the one-year anniversary of the grant date with

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

20% of the shares vesting immediately and the remaining 80% of the shares vesting over the next eight quarters. As a result of these performance-based vesting conditions we valued these RSUs using Monte Carlo simulation techniques to establish a fair value per share of $4.92 at the time of grant. As of September 30, 2019, Adesto’s share price did not meet the performance threshold and the PRSU’s were not awarded.

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

The following table presents the effects of stock-based compensation for stock options, RSUs (including performance-based RSUs), and ESPP purchase rights (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue	$80	$56	$212	$129
Research and development	638	356	1,517	786
Selling, general and administrative	917	528	2,345	1,188
Total	$1,635	$940	$4,074	$2,103

Stock-based compensation expense capitalized to inventories was not material during the nine months ended September 30, 2019 and 2018.

We did not realize any income tax benefit from stock option exercises in any of the periods presented due to recurring losses and valuation allowances.

As of September 30, 2019, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $2.6 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.2 years.

As of September 30, 2019, the total unrecognized compensation cost related to RSUs (including performance-based RSUs) and ESPP purchase rights was $7.9 million and $163,000, respectively, and these amounts are expected to be recognized over 2.4 years and 0.3 years, respectively.

Note 13. Income Taxes.

We recorded a provision for (benefit from) income tax of $337,000 and ($64,000), respectively, for the three months ended September 30, 2019 and 2018, respectively, and a provision for (benefit from) income tax of $236,000 and ($80,000), respectively, for the nine months ended September 30, 2019 and 2018, respectively. The income tax provision is comprised of estimates of current and deferred taxes in domestic and foreign jurisdictions. The income tax provision reflects tax expense associated with foreign taxes, state income tax, uncertain tax positions and tax expense related to the recording of a deferred tax liability that results from the amortization for income tax purposes of acquisition-related goodwill. The decrease in the tax provision between 2019 and 2018 is primarily due to a deferred tax

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

benefit associated with our foreign deferred tax liability and release of tax reserves due to the statute of limitations lapse on such reserve.

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

As of September 30, 2019, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period that such determination is made.

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of September 30, 2019.

We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss and credit carryforwards, our income tax returns generally remain subject to examination by federal, state and international authorities.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 14. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options	1,958,989	1,844,030	1,958,989	1,844,030
Restricted stock units	1,617,258	1,074,193	1,617,258	1,074,193
Common stock warrants	1,165,282	1,239,423	1,165,282	1,239,423
Shares from the convertible senior notes	6,705,819	—	6,705,819	—
	11,447,348	4,157,646	11,447,348	4,157,646

Note 15. Related Party Transactions.

The Company purchases certain wafers from Altis Semiconductor S.N.C., which was acquired by X-FAB Silicon Foundries, a stockholder of the Company, in 2016. There were no payments to X-Fab Silicon Foundries during the nine months ended September 30, 2019 and 2018. As of September 30, 2019 and December 31, 2018, there were no amounts due.

On July 27, 2019, Susan Uthayakumar, the president of Schneider Electric, Canada joined the Company’s board of directors. The Company, through Echelon, sells Embedded Systems products to Schneider Electric. From September 14, 2018 (the date on which the Company acquired 100% of the issued capital of Echelon) and through the period ending September 30, 2019, the Company has recognized revenues of approximately $0.6 million from Schneider Electric. As of September 30, 2019 we had approximately $12,000 of outstanding accounts receivable with Schneider Electric.

Note 16. Restructuring

During the nine months ended September 30, 2019, the Company made the decision to close the lighting business which was acquired as part of the Echelon acquisition in September 2018. The lighting disposal liabilities, expected to be resolved in the next 12 months, include accrued costs for certain estimated warranty expenses, employee severance, additional inventory write-downs, additional bad debts, and additional materials at our subcontractors which have yet to be delivered. The Company recorded a restructuring expense of $1.7 million during the nine months ended September 30, 2019.

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

Overview

We are a leading provider of innovative, application-specific semiconductors and embedded systems that provide the key building blocks of Internet of Things (“IoT”) edge devices operating on networks worldwide. Our broad portfolio of semiconductor and embedded technologies are optimized for connected IoT devices used in industrial, consumer, communications and medical applications. Through expert design, systems expertise and proprietary intellectual property, we enable our customers to differentiate their systems where it matters most for IoT: longer battery life, greater reliability, higher performance, integrated intelligence and lower cost. Through our solutions, we enable seamless access to data and control of ‘things’ in the connected world. Our product portfolio includes analog, digital and non-volatile memory (“NVM”) technologies delivered in the form of standard products, application-specific integrated circuits (“ASICs”) and intellectual property (“IP”) cores.

Our revenue is primarily derived from the sale of our NVM products, specifically our serial flash memory products, which represented substantially all of our revenue for the nine months ended September 30, 2019. In recent years, we have invested in developing and commercializing new flash memory products that are well suited for low-power, high-growth applications. Revenue from our next-generation NVM products were $55.8 million and $47.8 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. With the acquisition of S3 Asic Semiconductors Limited, a private company limited by shares and incorporated in Ireland (“S3”), in May 2018, we expanded our product offering and began selling analog, mixed-signal and radio frequency ASICs and IP blocks, and managing the supply of high-quality devices to our customers.  We completed the acquisition of 100% of the issued capital of Echelon Corporation, a Delaware corporation (“Echelon”), on September 14, 2018. During the nine months ended September 30, 2019, S3 and Echelon revenues were approximately $34.5 million in the aggregate.

For the nine months ended September 30, 2019, our products were sold to more than 5,000 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products.

Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 61% and 59% of our revenue from distributors in each of the nine months ended September 30, 2019 and September 30, 2018, respectively. Sales to three distributors generated approximately 38% and 32% of our revenue during the nine months ended September 30, 2019 and September 30, 2018, respectively. Additionally, we derived approximately 73% and 72% of our revenue internationally during the nine months ended September 30, 2019 and September 30, 2018, respectively, the majority of which was recognized in the Asia Pacific (“APAC”) region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped.

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

Ability to attract and retain customers that make large orders. In 2018, our products were sold to more than 5,000 end customers, of which approximately 25 generated more than half our revenue. One end customer accounted for 10% or more of our revenue in the first nine months of 2019. No end customer accounted for 10% or more of our revenue in 2017 or 2018. While we expect the composition of our customers to change over time, our business and operating results will depend on our ability to continually target new customers and retain existing customers that make large orders, particularly those in growth markets which are less dependent on macroeconomic conditions.

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system costs of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements and qualified our NVM device for their products. The number of our design wins has grown from 296 in 2016 to 417 in 2017 and to 570 in 2018. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends. We had 339 new design wins during the first nine months of 2019, compared with 423 new design wins during the first nine months of 2018.

Pricing, product cost and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, manufacturing yields and inventory write downs, if any. In general, newly introduced products and products with higher performance and more features tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. In the normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. More recently, certain of our suppliers have increased costs although such increase did not have a material impact on our results of operations for the nine months ended September 30, 2019. If we are unable to maintain overall average selling prices or offset any declines in average selling prices with realized savings on product costs, our gross margin will decline.

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

Components of Our Results of Operations

Revenue

For the nine months ended September 30, 2019 we derived approximately 61% of our revenue through the sale of our NVM products to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), primarily through distributors.  We generated 61%, and 59% of our revenue from distributors for the nine months ended September 30, 2019 and September 30, 2018, respectively.  We derived approximately 38% of our revenue from the operations of S3 and Echelon during the nine months ended September 30, 2019.  Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We sell the majority of our NVM products to distributors and generally recognize revenue when we ship the product directly to the distributors since title and risk of loss transfers at that time.

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

Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mix, changes in our purchase price of fabricated wafers and assembly and test service costs, manufacturing yields and inventory write downs, if any, and personnel-related costs required to support ASIC and IP contracts. We expect our gross margin to fluctuate over time depending on the factors described above.

Operating Expenses

Our operating expenses consist of research and development (“R&D”), selling, general and administrative (“SG&A”) expense, amortization of intangible assets, acquisition related expenses and restructuring and other charges. Personnel-related costs, including salaries, benefits, bonuses and stock-based compensation, are the most significant component of each of our R&D and SG&A expense categories. In addition, in the near term we expect to hire additional personnel, primarily in our selling and marketing functions, and increase research and development expenditures. Accordingly, we expect our operating expenses to increase in absolute dollars as we invest in these initiatives.

Research and Development. Our research and development expenses consist primarily of personnel-related costs for the design and development of our products and technologies. Additional research and development expenses include product prototype costs, amortization of mask costs and other materials costs, external test and characterization expenses, depreciation, amortization of design tool software licenses, and allocated overhead expenses. We also incur costs related to outsourced research and development activities and joint venture activities. We expect research and development expenses to increase in absolute dollars for the foreseeable future as we continue to improve our product features and increase our portfolio of solutions.

Selling, general and administrative.  Selling, general, and administrative expenses consist primarily of personnel-related costs for our sales, business development, marketing, applications engineering, finance, and human resources activities, third-party sales representative commissions, promotional and other marketing expenses, consulting expenses and professional fees and travel expenses. Professional fees principally consist of legal, audit, tax and accounting services. We expect sales, general and administrative expenses to increase in absolute dollars for the foreseeable future as we hire additional personnel, increase our marketing activities, and make improvements to our infrastructure and incur additional costs for legal, insurance and accounting expenses associated with our recent acquisitions.

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

Other Income (Expense), Net

Other income (expense), net is comprised of interest income (expense) and other income (expense). Interest expense consists of cash interest on our outstanding debt and the amortization of debt discount. Other expense, net consists of foreign exchange gains and losses and the change in the fair value of an earn-out liability which was part of the S3 share purchase agreement. The earn-out liability is tied to certain financial performance criteria defined in the S3 share purchase agreement. Our foreign currency exchange gains and losses relate to transactions and asset and liability balances denominated in currencies other than the U.S. dollar. We expect our foreign currency gains and losses to continue to fluctuate in the future due to changes in foreign currency exchange rates.

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

Comparison of the nine months ended September 30, 2019 and 2018 (in thousands, except percentage data):

Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Revenue, net	$32,028	$21,927	10,101	46%	$90,297	$55,412	34,885	63%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue by geography:
United States	27%	32%	27%	28%
Europe	19%	23%	19%	21%
Asia Pacific	50%	41%	48%	49%
Rest of world	4%	4%	6%	2%

Revenue increased by $10.1 million, or 46%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was due primarily to the contribution of incremental revenues of approximately $12.4 million from S3 and Echelon during the quarter and higher sales of standard memory products to Tier 1 OEM customers. These increases were partially offset by slower than expected sales for our DataFlash-L products.

Revenue increased by $34.9 million, or 63%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase was due primarily to increased unit shipments of NVM products along with incremental revenue from the S3 and Echelon acquisitions of $26.9 million.

Cost of Revenue and Gross Margin

	Three Months Ended				Nine Months Ended
					September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Cost of revenue	$15,781	$12,344	$3,437	28%	$46,384	$30,885	$15,499	50%
Gross profit	16,247	9,583	6,664	70%	43,913	24,527	19,386	79%
Gross margin	51%	44%			49%	44%

Cost of revenue increased by $3.4 million, or 28%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was due primarily to increased unit shipments of NVM products along with the incremental cost of revenue incurred as a result of our acquisitions of S3 and Echelon.

Cost of revenue increased by $15.5 million, or 50%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase was due primarily to an increase in unit shipments of NVM products, the increased cost of revenue resulting from our S3 and Echelon acquisitions, and a reduction in the benefit associated with the write-down of inventory.

Gross profit increased by $6.7 million, or 70%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due primarily to an increase in unit shipments of NVM products along with gross profit generated from our S3 and Echelon acquisitions.

Our gross margin increased from 44% to 51% in the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 primarily as a result of our S3 and Echelon acquisitions, which both earn gross margins which are higher than those on our NVM products, offset by increased shipments of standard flash products which carry a lower gross margin.

Gross profit increased by $19.4 million, or 79%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due primarily to an increase in unit shipments of NVM products along with increased revenues and gross profits resulting from the acquisitions of S3 and Echelon during 2018.

Our gross margin increased from 44% to 49% during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 as a result of our S3 and Echelon acquisitions, which both earn gross margins which are higher than those on our serial flash products, offset by increased shipments of standard flash products which carry a lower gross margin.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Operating expenses:
Research and development	$7,384	$5,297	$2,087	39%	$22,353	$13,139	$9,214	70%
Selling, general and administrative	8,461	5,795	2,666	46	24,554	14,762	9,792	66
Amortization of intangible assets	1,788	1,138	650	57	5,365	2,119	3,246	153
Acquisition related expenses	—	4,776	(4,776)	(100)	227	6,793	(6,566)	(97)
Restructuring and other charges	—	—	—	0	1,694	—	1,694	0
Total operating expenses	$17,633	$17,006	$627	4%	$54,193	$36,813	$17,380	47%

Research and Development. Research and development expense increased by $2.1 million, or 39%, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was due primarily to a $1.2 million increase in personnel costs, and a $1.6 million increase in outsourced research development activities, offset by a $0.7 million R&D tax credit.

Research and development expense increased by $9.2 million, or 70%, during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase was due primarily a $6.8 million increase in personnel cost, a $2.5 million increase in outsourced research development activities, a $0.6 million increase in facilities, and a $0.2 million increase in travel costs, offset by a $1.0 million R&D tax credit.

Selling, General and Administrative. Selling, general and administrative expense increased by $2.7 million, or 46%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was due primarily to a $1.8 million increase in personnel costs, a $0.6 million increase in outsourced sales, marketing and administrative activities, a $0.1 million in travel costs, a $0.1 million increase in facilities and a $0.1 million increase in depreciation and amortization.

Selling, general and administrative expense increased by $9.8 million, or 66%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This increase was due to a $6.7 million increase in personnel costs, $2.2 million increase in outsourced sales, marketing and administrative activities, a $0.5 million increase in travel costs, a $0.2 million increase in facilities and $0.2 million increase in depreciation and amortization.

Amortization of Intangible Assets.  Amortization of intangible assets increased by $0.7 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.  This increase was due primarily to additional amortization related to the Echelon acquisition.

Amortization of intangible assets increased by $3.2 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  This increase was due primarily to additional amortization related to the S3 acquisition.

Acquisition Related Expenses.  Acquisition related expense decreased by $4.8 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This decrease is related to the S3 and Echelon acquisitions which occurred in 2018.

Acquisition related expense decreased by $6.6 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This decrease is related to the S3 and Echelon acquisitions which occurred in 2018, offset by impairment of the ESD lighting business recorded in 1Q19.

Restructuring and Other Charges.  There were no restructuring and other charges incurred in the three months ended September 30, 2019 and 2018.

Restructuring and other charges were $1.7 million for the nine months ended September 30, 2019. These charges were primarily due to inventory write-downs and additional warranty and other liabilities related to exiting the Echelon lighting business. There were no restructuring and other charges incurred in the nine months ended September 30, 2018.

Other Income (Expense), Net

	Three Months Ended				Nine months ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Interest expense, net	$(6,034)	(1,046)	$4,988	477%	$(8,781)	(2,368)	$6,413	271%
Other income (expense), net	190	8	182	2,275	359	17	342	2,012
Total other income (expense), net	$(5,844)	$(1,038)	$5,170	498%	$(8,422)	$(2,351)	$6,755	287%

Interest expense, net increased by approximately $5.0 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, due to the recognition as interest expense of the remaining balance of the debt discount associated with the paydown of the Tennenbaum loan.

Interest expense, net increased by approximately $6.4 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, due to interest expense associated with the Tennenbaum loan and the recognition as interest expense of the remaining balance of the debt discount associated with the paydown of the Tennenbaum loan.

Other income (expense), net increased by approximately $0.2 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due primarily to both realized and unrealized foreign exchange gains.

Other income (expense), net increased by approximately $0.3 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due primarily to a change in the fair value of an earn-out liability incurred in connection with the S3 acquisition.

Provision for (Benefit from) Income Taxes

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Provision for (benefit from) income taxes	$337	$(64)	$(401)	(627)%	$236	$(80)	$(316)	(395)%

Provision for (benefit from) income taxes increased by $0.4 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was due primarily to an increase in tax expense related to one of our foreign subsidiaries.

Provision for (benefit from) income taxes increased by $0.3 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was due primarily to an increase in tax expense related to one of our foreign subsidiaries.

Liquidity and Capital Resources

Our principal source of liquidity as of September 30, 2019 consisted of cash and cash equivalents and restricted cash of $37.7 million. Our outstanding borrowings as of September 30, 2019 were $80.5 million exclusive of deferred issuance costs, due to issuance of our 4.25% Convertible Senior Notes due 2024 (the “Notes”). Substantially all of our cash and cash equivalents are held in the United States.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
Cash flows used in operating activities	$(5,028)	$(13,082)
Cash flows used in investing activities	(2,864)	(66,517)
Cash flows provided by financing activities	36,882	63,190

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

During the nine months ended September 30, 2019, cash used in operating activities was approximately $5.0 million and was due primarily to a net loss of $18.9 million, the decrease in the fair value of our earn-out liability of $0.3 million, partially offset by non-cash charges of $4.1 million related to stock-based compensation, $2.2 million related to depreciation and amortization, $5.4 million related to the amortization of intangible assets, $5.1 million related to amortization of debt discount and issuance costs, $0.8 related to prepayment premiums and related costs, and an increase in our net assets and liabilities of $3.7 million.  The decrease in net assets and liabilities is due primarily to an increase in accounts receivable of $10.7 million, a decrease in inventories of $2.3 million, a decrease in prepaids and other current assets and other non-current assets of $0.7 million, an increase in accounts payable of $3.7 million, an increase in accrued compensation and benefits of $0.3 million, an increase in accrued expenses and other current liabilities of $1.1 million, an increase in price adjustments and other revenue reserves of $0.3 million and a decrease in other non-current liabilities of $0.8 million.

During the nine months ended September 30, 2018, cash used in operating activities was approximately $13.1 million and was due primarily to a net loss of $14.6 million, partially offset by non-cash charges of $2.1 million related to stock-based compensation expense, $1.7 million related to depreciation and amortization, $2.1 million related to the amortization of intangible assets, $0.7 million related to amortization of debt discount, and a decrease in our net assets and liabilities of $4.7 million. The decrease in net assets and liabilities is due primarily to an increase in accounts receivable of $12.8 million, an increase in inventories of $6.0 million, a decrease in deferred rent of $0.3 million, partially offset by an increase in price adjustments and other revenue reserves of $5.2 million, an increase in accounts payable, accrued compensation and other accrued expenses of $8.1 million, and a decrease in prepaid expenses and other current assets of $0.9 million..

Cash Flows from Investing Activities

During the nine months ended September 30, 2019, cash used in investing activities was $2.9 million, primarily due to purchases of equipment for our operations and research and development functions, and an investment of $0.3 million in the notes receivable of Semitech.

During the nine months ended September 30, 2018, cash used in investing activities was $66.5 million and was due to our purchase of all the assets of S3, net of cash acquired, for $34.6 million, the acquisition of Echelon, net of cash acquired, of $28.8 million, purchases of property and equipment of $2.6 million and an investment in the notes receivable of Semitech for $0.4 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activities was $36.9 million and was due primarily to net proceeds of $77.3 million from the issuance of convertible senior notes and the purchase of capped calls for $6.2 million, proceeds of $1.5 million from the exercise of stock options and purchases of stock associated with our employee stock purchase plan net of withholdings relate to the net settlement of restricted units, partly offset by a $35.5 million paydown of our Tennenbaum term loan.

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

Tennenbaum Capital Partners, LLC Term Loan.

One May 8, 2018, we entered into a credit agreement with Tennenbaum Capital Partners, LLC (“Tennenbaum”) (“Credit Agreement”). The Credit Agreement provided for a 1st lien senior secured term loan of $35.0 million (“Term Loan”). The Term Loan bore interest at a rate per annum equal to the sum of the Libor Rate plus 8.75% and was payable in consecutive quarterly installments starting December 31, 2018. The Term Loan was scheduled to mature May 8, 2022.  The Credit Agreement provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions.

The Credit Agreement, as amended, contained customary representations and warranties and affirmative and negative covenants, including maximum consolidated leverage ratios and minimum liquidity. Upon an occurrence of an event of default, under the Credit Facility we could have been required to pay interest on all outstanding obligations under the agreement at a rate of 2% above the otherwise applicable interest rate, and the lender could have accelerated our obligations under the agreement.

In connection with the Credit Agreement, Tennenbaum received a warrant to purchase 850,000 shares of common stock at an exercise price of $8.30 and a term of six years. We paid financing costs of $1.4 million. The financing costs and the value of the warrant, $4.8 million, were recorded as a debt discount and were being amortized over the life of the agreement. Amortization of debt discount was $1.2 million for the nine months ended September 30, 2019, prior to the loan payoff with the remaining $3.9 million of unamortized debt discount being recognized as interest expense for the nine months ended September 30, 2019. Borrowings of $33.8 million under this term loan were repaid in full on September 23, 2019 along with a contractual prepayment premium of $0.7 million which represented 2% of the outstanding loan balance.

Senior Convertible Notes

On September 23, 2019, we completed offering of $80.5 million aggregate principal amount of the Notes. The Notes were sold pursuant to an indenture, dated September 23, 2019, between the Company and U.S. Bank National Association.  The Notes are senior, unsecured obligations of the Company. The Notes pay interest at a rate equal to 4.25% per year. Interest on the Notes is payable semiannually in arrears on March 15 and September 15 of each year, beginning March 15, 2020. Interest accrues on the Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from September 23, 2019. Unless earlier converted, redeemed or repurchased, the Notes mature on September 15, 2024. In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions with each of Credit Suisse Capital LLC and Société Générale.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of September 30, 2019:

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$9,040	$1,986	$4,762	$455	$1,837

Inventory-related commitments (2)	14,701	14,701	—	—	—
Financing arrangements (3)	80,500	—	—	80,500	—
Interest obligation on convertible senior notes	17,106	3,421	10,264	3,421
Total contractual cash obligations	$121,347	$20,108	$15,026	$84,376	$1,837

(1)	Operating leases primarily relate to our leases of office space with terms expiring through July 31, 2023.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of September 30, 2019.
(3)	Financing arrangements represent debt maturities under our convertible senior notes.

As of September 30, 2019, we had a liability of $228,000 for uncertain tax positions.

In September 2019, we issued $80.5 million aggregate principal amount of the Notes and terminated our existing $35.0 million credit facility, which included paying off the outstanding term loan thereunder. See Note 8, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $37.7 million as of September 30, 2019, consisting of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross debt of $80.5 million offset by $21.7 million related to the conversion option recorded in equity and $2.5 million of issuance costs as of September 30, 2019. The outstanding debt relates to our 4.25% Convertible Senior Notes due 2024. See Note 8, Convertible Senior Notes, of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would result in a $0.3 million increase in annual interest expense on our gross principal balance of $80.5 million.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

We have incurred net losses since our inception. We incurred net losses of $21.4 million, $5.7 million, and $11.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, and $18.9 million during the first nine months of 2019. As of September 30, 2019, we had an accumulated deficit of $140.0 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

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

•                  the third parties’ ability to perform their obligations due to bankruptcy or other financial constraints;

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

If any of our current or future foundry partners or assembly and test subcontractors significantly increases the costs of wafers or other materials, interrupts or reduces our supply, including for reasons outside of their control, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. During 2017, one of our foundry partners increased the costs of wafers to us. Although such increase did not have a material impact on our results of operations for the nine months ended September 30, 2019, and is not expected to have a material impact in the near term, there can be no assurances that any additional increases will not have a material adverse impact on our future operating results. Any increases could also damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation

We may be unable to match production with customer demand for a variety of reasons, including our inability to accurately forecast customer demand or the capacity constraints of contract manufacturers, which could adversely affect our operating results.

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

Any one of the factors above or other factors not currently known to us or that we currently deem immaterial or the cumulative effect of some of such factors may result in significant fluctuations in our operating results.

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

We completed the acquisition of S3 on May 9, 2018, and the acquisition of Echelon on September 14, 2018. The integration of these businesses with ours has resulted in and continues to result in substantial financial costs and the investment of personnel time and attention and other resources. The success of each acquisition depends in part on our ability to realize the anticipated business opportunities, including certain cost savings and operational efficiencies or synergies, and growth prospects from combining the respective companies with Adesto in an efficient and effective manner. We may never realize these business opportunities and growth prospects and, we may incur additional costs to maintain employee morale and to retain key employees. Our management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.

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

In order to compete effectively in our markets, we must continually design, develop and introduce new and improved products with improved features in a cost-effective manner in response to changing technologies and market demand. This requires us to devote substantial financial and other resources to research and development. We have developed and are continuing to develop next-generation products, such as our Moneta and EcoXiP products, which we expect to be one of the drivers of our future revenue growth. However, we may not succeed in developing and marketing these new and enhanced products. We also face the risk that customers may not value or be willing to bear the cost of incorporating our new and enhanced products into their products, particularly if they believe their customers are satisfied with current solutions. Regardless of the improved features or superior performance of our new and enhanced products, customers may be unwilling to adopt our solutions due to design or pricing constraints, or because they do not want to rely on a single or limited supply source. Because of the extensive time and resources that we invest in developing new and enhanced products, if we are unable to sell customers new generations of our products, our revenue could decline and our business, financial condition, results of operations and cash flows would be negatively affected. For example, we have generated limited revenue from sales of our Mavriq products to date. While we expect revenue from our Mavriq products to grow, we may not be able to materially increase our revenue from this product family. Similarly, any of our more recently-introduced products or product families, such as Moneta and EcoXiP, may not achieve market acceptance and contribute significantly to our revenue. If we are unable to successfully develop and market our new and enhanced products that we have incurred significant expenses developing, our results of operations and financial condition will be materially and adversely affected.

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

Sales through distributors accounted for approximately 61% and 59% of our revenues during the first nine months of 2019 and 2018, respectively. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Our ability to timely and accurately report our financial results and comply with the requirements of being a public company depends on our maintaining adequate numbers of accounting and finance staff with technical accounting, Securities and Exchange Commission reporting and Sarbanes-Oxley Act compliance expertise. Any inability to recruit or retain qualified accounting and finance staff would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to hire qualified professionals with requisite technical and public company experience when and as needed, including following any significant acquisitions such as our acquisitions of S3 and Echelon in 2018, which increase the size of our operations and the requirements on our finance and accounting organization. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to meet the demands of being a public company or increased requirements following any significant acquisitions, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

If we fail to strengthen our financial reporting systems, infrastructure and internal control over financial reporting to meet the demands placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results timely and accurately and prevent fraud. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404 the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act, particularly with respect to the requirement for an attestation report by our independent registered public accounting firm, which we expect to be required to comply with beginning with our fiscal year ending December 31, 2020.

A breach of our security systems may damage our reputation and adversely affect our business.

Our security systems are designed to protect our customers’, suppliers’ and employees’ confidential information, as well as maintain the physical security of our facilities. We also rely on a number of third-party “cloud-based” service providers of corporate infrastructure services relating to, among other things, human resources, electronic communication services and some finance functions, and we are, of necessity, dependent on the security systems of these third-party providers. Any security breaches or other unauthorized access by third parties to the systems of our cloud-based service providers or the existence of computer viruses in their data or software could expose us to a risk of information loss and misappropriation of confidential information. Accidental or willful security breaches or other unauthorized access by third parties to our information systems or facilities, or the existence of computer viruses in our data or software, could expose us to a risk of information loss and misappropriation of proprietary and confidential information belonging to us, our customers or our suppliers. Any theft or misuse of this information could result in, among other things, unfavorable publicity, damage to our reputation, difficulty in marketing our products, allegations by our customers that we have not performed our contractual obligations, litigation by affected parties and possible financial obligations for liabilities and damages related to the theft or misuse of this information, any of which could have a material adverse effect on our business, financial condition, our reputation, and our relationships with our customers and partners. Since the techniques used to obtain unauthorized access or to sabotage systems change frequently and are often not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.

Failure to protect our intellectual property could substantially harm our business.

Our success and ability to compete depend in part upon our ability to protect our intellectual property. We rely on a combination of intellectual property rights, including patents, mask work protection, copyrights, trademarks, trade secrets and know-how, in the United States and other jurisdictions. The steps we take to protect our intellectual property rights may not be adequate, particularly in foreign jurisdictions such as China. Any patents we hold may not adequately protect our intellectual property rights or our products against competitors and third parties may challenge the scope, validity or enforceability of our issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents or patent applications that we hold. Some of our products and technologies are not covered by any patent or patent application, as we do not believe patent protection of these products and technologies is critical to our business strategy at this time. A failure to timely seek patent protection on products or technologies generally precludes us from seeking future patent protection on these products or technologies.

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

We have grown our business through acquisitions and we expect to continue to evaluate and enter into discussions regarding potential strategic transactions. We completed the acquisition of S3 in May 2018 and the acquisition of Echelon in September 2018. These transactions are and any new acquisitions or investments could be material to our financial condition and results of operations. The process of integrating businesses and technology can create unforeseen operating difficulties and expenditures as could the integration of any future acquisitions. Such transactions could create risks for us, including:

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

 Our success depends on our ability to attract and retain our key employees, including our management team and experienced engineers. Competition for personnel in the semiconductor technology field is intense, and the availability of suitable and qualified candidates is limited. We compete to attract and retain qualified research and development personnel with other semiconductor companies, universities and research institutions, particularly those in the San Francisco Bay Area where our headquarters is located. The members of our management and key employees are at-will employees. In addition, our management and employees, including those recently added from S3 and Echelon, may experience uncertainty about their future roles with us as we integrate the acquired businesses into our existing organizational structure. We must continue to attract and motivate all our employees and keep them focused on our strategies and goals following the acquisitions. If we lose the services of any key senior management member or employee, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely impact our business and prospects. The loss of the services of one or more of our key employees, especially our key engineers, or our inability to attract and retain qualified engineers, could harm our business, financial condition and results of operations.

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

With the acquisitions of S3 and Echelon, we expanded our global footprint beyond the limited operations we once had in Europe and Asia. We intend to further expand our operations in Asia. The success of our business depends, in large part, on our ability to operate successfully from geographically disparate locations and to further expand our international operations and sales. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those we face in the United States. We cannot be sure that further international expansion will be successful. In addition, we face risks in doing business internationally that could expose us to reduced demand for our products, lower prices for our products or other adverse effects on our operating results. Among the risks we believe are most likely to affect us are:

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

Significant tariffs or other restrictions on Chinese imports, and any related counter-measures taken by China, may materially harm our revenue and results of operations. In March 2018, the United States imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports and announced additional tariffs on goods imported from China specifically, as well as certain other countries. The materials subject to these tariffs to date do not constitute a significant percentage of our raw material costs. However, if retaliatory trade measures taken by China or other countries in response to the tariffs cause the cost of our products to increase, we may be required to raise our prices, which may result in the loss of customers and harm to our operating performance and reputation.

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

 We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A change in those principles could have a significant effect on our reported results and might affect our reporting of transactions completed before a change is announced. GAAP is issued and subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the SEC and various other bodies formed to promulgate and interpret accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. The issuance of new accounting standards or future interpretations of existing accounting standards, or changes in our business practices or estimates, could result in future changes in our revenue recognition or other accounting policies that could have a material adverse effect on our results of operations.

Our substantial level of indebtedness could adversely affect our financial condition.

We have a substantial amount of indebtedness, which will require significant interest payments. We have approximately $80.5 million aggregate principal amount of indebtedness outstanding as of September 30, 2019, representing the Notes we issued in September 2019.  Our substantial level of indebtedness could have important consequences, including the following:

•

we must use a substantial portion of our cash flow from operations to pay interest and principal on the Notes, which will reduce funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;

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

•	we may be more vulnerable to the economic downturns and adverse developments in our business;
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

We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our existing credit facility and the terms of any of our other indebtedness.  For example, we may incur additional debt to fund our business and strategic initiatives.  If we incur additional debt and other obligations, the risks associated with our substantial leverage and the ability to service such debt would increase.

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

We have funded our operations since inception through equity financings, our borrowing arrangements, our public offerings of common stock in October 2015, June 2017, and July 2018, and issuance of the Notes. We have incurred net losses and negative cash flows from operating activities since our inception, and we expect we will continue to incur operating and net losses and negative cash flows from operations for the foreseeable future. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. In the future, we may require additional capital to fund our ongoing operations, respond to business opportunities, challenges, acquisitions or unforeseen circumstances and may determine to engage in equity or debt financings or enter into credit facilities, but we may not be able to timely secure additional debt or equity financing or raise additional capital in the public market on favorable terms or at all.

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

In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and certain other tax credit carryforwards (including research credit carryforwards) to offset its post-change taxable income or taxes. We do not believe that any changes in ownership, as defined by Section 382, have materially limited our ability to use existing NOLs or other tax credit carryforwards, but a formal study has not been completed. In addition, although we do not expect to undergo an ownership change, we may experience an ownership change in the future, and our ability to utilize our NOLs and tax credits could be further limited by Sections 382 or 383 of the Code. Future changes in our stock ownership, many of which are outside of our control, could result in an ownership change under Section 382 of the Code. Our NOLs and tax credits could also be impaired under state laws. As a result of the foregoing limitations, we might not be able to utilize a material portion of our federal and/or state NOLs and tax credits.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We are required under Section 404 of the Sarbanes-Oxley Act to evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. In addition, beginning with our fiscal year ending December 31, 2020, we expect that we will be required to have our independent registered public accounting firm issue an attestation report regarding management’s report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. If we have one or more material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to determine that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of September 30, 2019, we had a net total of $70 million of goodwill and other intangible assets.

In connection with our ongoing operations, additional insight could be gained that may impact: (1) identified intangible assets; (2) the estimated total value assigned to intangible assets; and (3) the estimated useful life of each category of intangible assets. An adverse change in market conditions, particularly if such change has the effect of changing one of our critical assumptions or estimates, could result in a change to the estimation of fair value that could result in an impairment charge to our goodwill or intangible assets. Any such material charges may have a material negative impact on our operating results.

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

These requirements require companies to diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of our products, and affect our costs and relationships with customers, distributors and suppliers as we must obtain additional information from them to ensure our compliance with the disclosure requirement. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free and these customers may discontinue, or materially reduce, purchases of our products, which could result in a material adverse effect on our results of operations and our financial condition may be adversely affected.

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

•	announcements of technological innovations, new products or enhancements to products, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	announcements of new business partners, on the termination of existing business partner arrangements or changes to our relationships with such business partners;
•	recruitment or departure of key personnel;
•	announcements of litigation or claims against us;
•	changes in legal requirements relating to our business;
•	the economy as a whole, market conditions in our industry, and the industries of our customers and end customers;
•	trading activity by our principal stockholders;
•	any further issuances of securities, including by conversion of the Notes in certain circumstances;

•

the expiration of contractual lock-up or market standoff agreements, such as the lock-up agreements that our directors and officers executed in relation to the issuance of the Notes would be expired on November 17, 2019; and

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

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. In addition, our ability to pay cash dividends on our capital stock is restricted by the terms of our Notes and is likely to be restricted by any future debt financing arrangement. Any return to stockholders will therefore be limited to increases in the price of our common stock, if any.

Provisions in our restated certificate of incorporation and amended and restated bylaws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management.

Delaware corporate law and our restated certificate of incorporation and amended and restated bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our board of directors that the stockholders of our company may deem advantageous. Among other things, these provisions:

•	establish a classified board of directors so that not all members of our board are elected at one time;
•	provide that directors may be removed only “for cause” and only with the approval of stockholders representing sixty-six percent (66%) of our outstanding common stock;
•	require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
•	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;
•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	prohibit stockholder action by written consent, which means that all stockholder actions will be required to be taken at a meeting of our stockholders;
•	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws; and
•	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

Risks Related to the Notes

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and any future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted.

In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes may be limited by law, regulatory authority, or any agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the applicable indenture or to pay any cash upon conversions of Notes as required by the indenture would constitute a default under the applicable indenture. A default under the applicable indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversions of the Notes.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (‘‘FASB’’), issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (‘‘ASC 470-20’’). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at issuance, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted net income per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted net income per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

In July 2019, the FASB issued an exposure draft that proposes to change the accounting for the convertible debt instruments described above. Under the exposure draft, an entity may no longer be required to separately account for the liability and equity components of convertible debt instruments. This could have the impact of reducing non-cash interest expense, and thereby increasing net income or decreasing net loss. Additionally, as currently proposed, the treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares. Rather, the if-converted method may be required, which would increase the total number of potential dilutive common shares and could decrease our diluted weighted-average earnings per share. We cannot be sure that this exposure draft will be issued, or will be issued in its current format. We also cannot be sure whether other changes may be made to the current accounting standards related to the Notes, or otherwise, that could have an adverse impact on our financial statements.

Future sales of our common stock or equity-linked securities in the public market could lower the market price for our common stock and adversely impact the trading price of the Notes.

In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and upon conversion of the Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of our common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

Provisions in the indenture for the Notes may deter or prevent a business combination that may be favorable to holders of the Notes or our stockholders.

If a fundamental change occurs prior to the maturity date, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their notes. In addition, if a make-whole fundamental change occurs prior the maturity date, we will in some cases be required to increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change. Furthermore, the indenture for the Notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the Notes or our stockholders.

The capped call transactions may affect the value of the Notes and our common stock.

In connection with the pricing of the Notes, we have entered into capped call transactions with Credit Suisse Capital LLC and Société Générale, or the option counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock that was initially underlie the Notes. The capped call transactions are expected generally to reduce the potential dilution to our common stock as a result of any conversion of the Notes.

In connection with establishing their initial hedges of the capped call transactions, the option counterparties or their respective affiliates purchased/will purchase shares of our common stock and/or entered/will enter into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the Notes. This activity could increase (or reduce the size of any decrease in) the market price of our common stock or the Notes at that time.

In addition, we expect the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions following the pricing of the Notes and prior to the maturity date (and are likely to do so on each exercise date for the capped call transactions, which are expected to occur during each 30 trading day period beginning on the 31st scheduled trading day prior to the maturity date of the Notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or conversion of the Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect the holder of the Notes’ ability to convert the Notes and, to the extent the activity occurs during any observation period related to a conversion of notes, it could affect the amount and value of the consideration that the holder of the Notes will receive upon conversion of the Notes.

The potential effect, if any, of these transactions and activities on the market price of our common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the Notes (and as a result, the amount and value of the consideration that the holder of the Notes would receive upon the conversion of any notes) and, under certain circumstances, the holder of the Notes’ ability to convert the notes.

We are subject to counterparty risk with respect to the capped call transactions.

The option counterparties to the capped call transactions we have entered into are financial institutions, and we are subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If an option counterparty to one or more capped call transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

In September 2019, we issued $80.5 million in aggregate principal amount of the Notes, in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The Notes are convertible into shares of our common stock on the terms set forth in the indenture governing the Notes. Information relating to the issuance of the Notes was provided in a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2019.

(b) Use of Proceeds from Public Offering of Common Stock

None.

(c) Issuer Purchases of Equity Securities

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

On November 6, 2019, Keith L. Crandell informed us that he is resigning from Adesto Technologies Corporation’s Board of Directors and its committees, effective on November 6, 2019. The resignation was not the result of any disagreement with the registrant on any matters relating to our operations, policies or practices.

ITEM 6.Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth below.

Incorporated by Reference
Exhibit No.	Exhibit	Form	File No	Exhibit	Filing Date	Filed Herewith
4.1	Indenture dated September 23, 2019 between Adesto Technologies Corporation and U.S. Bank National Association.	8-K	001-37582	4.1	September 24, 2019
4.2	Form of 4.25% Convertible Senior Note due 2024	8-K	001-37582	4.2	September 24, 2019
10.1	Form of Base Capped Call Transaction Confirmation.	8-K	001-37582	99.1	September 24, 2019
10.2	Form of Additional Capped Call Transaction Confirmation.	8-K	001-37582	99.2	September 24, 2019
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a‑14(c) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a‑14(c) and 15d‑14(a)-, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Adesto Technologies Corporation

Dated: November 8, 2019	By:	/s/ Ron Shelton
Ron Shelton Chief Financial Officer (Principal Financial and Accounting Officer)