Form 10-K
period 2019-12-31
ADESTO TECHNOLOGIES Corp
filed 2020-03-16
CIK 1395848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

001-37582

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
			
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2019, based on the closing price of $8.15 for shares of the Registrant’s common stock as reported by The Nasdaq Stock Market, was approximately $216.8 million. Shares of common stock held by each executive officer, director and their affiliated holders have been excluded on the grounds that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common equity.

As of March 6, 2020, there were 30,792,551 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2019. Portions of such proxy statement are incorporated by reference into Part II and Part III of this Annual Report on Form 10-K.

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

Non-Volatile Memory (NVM) is a key component in every system design. It sits at the core of every system and stores critical programs and data, controls how the system boots, and affects overall performance. We design and deliver ultra-low power, smart NVM devices that enable a new class of connected applications. We sell our NVM devices to leading original equipment manufacturers (OEMs) and original design manufacturers (ODMs) who select our memories because of their distinct advantages for specific applications. Unlike commodity NVM devices, our value-add products are designed with the target system requirements in mind, enabling significant improvements in system performance and power consumption.

Our Embedded Systems offerings consist of edge devices (chips for communication and control, including narrowband transceivers for Free Topology (FT) and power line communications as well as edge gateways (for bridging between networks), and software and management tools to manage the deployment of these solutions. Our solutions are used by a wide array of OEMs and system integrators across a broad spectrum of Industrial IoT (IIoT) markets.

With our Application-Specific Integrated Circuit (ASIC) and RF/mixed-signal intellectual property (IP) solutions, we help our customers who include OEMs, service providers, semiconductor vendors, and systems houses to design more optimized solutions for their end-markets. We complement their in-house system application knowledge and combine our IP with theirs to design and deliver exclusive, custom chips. By shrinking customers’ systems into custom ASICs, we can significantly cut their product unit costs, while boosting their product performance and reliability and providing product differentiation and protection. We combine our expertise in chip design and supply chain management to deliver finished products that help customers optimize their bills of materials (BOMs) and electronic system designs. We receive non-recurring engineering (NRE) revenue for designing each ASIC along with license fees for any of our IP which is incorporated into the ASIC, and once the customer transitions to production, we supply the actual ASICs for the life of the product. Our ASIC team has completed over 200 successful chips designed in a broad range of applications. Our custom ASICs, which are capable of integration with our embedded offerings, enable Adesto to provide unique future differentiation for our IIoT customers.

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

In addition to the IIoT, significant markets for our ASIC and IP solutions include the communications market – both wireless and wireline – and certain consumer segments. The emergence of new communications standards including 5G, next-generation DSL, as well as the demand for broader, cheaper satellite broadband access, coupled with the need to provide security of information are just a few of the emerging trends that will drive demand for new high-performance, highly reliable, and highly integrated solutions that can be facilitated by an ASIC.

We were originally incorporated in California in January 2006 and reincorporated in Delaware in October 2015. We completed our initial public offering, or IPO, of common stock in October 2015. Prior to 2018, our business was solely focused on designing and delivering application-specific NVM products.  In May 2018, we completed the acquisition of S3 Asic Semiconductors Limited, or S3 Semiconductors, a provider of analog, mixed-signal and radio frequency (“RF”) custom ASICs and IP cores. This transaction formed the basis of our ASIC business.  In September 2018, we completed the acquisition of Echelon Corporation, a pioneer in developing open-standard control networking platforms. This transaction formed the basis of our Embedded Systems business.  These acquisitions have changed our business profile significantly. We now offer a broad array of semiconductor and embedded systems products that provide powerful advantages to our IoT customers. Our solutions go far beyond memory devices and include application-specific semiconductors for communication and control at the edge of IoT, smart gateways, network management platforms and tools for our customers to deploy our solutions within their businesses. We believe there is unique value to be gained as we look to future roadmaps that leverage combined solutions.

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

On February 20, 2020, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Dialog Semiconductor plc, or Dialog, and Azara Acquisition Corp., a wholly owned direct or indirect subsidiary of Dialog (“Merger Sub”), pursuant to which Merger Sub will, pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, merge with and into us (“Merger”), and we will be the surviving corporation in the Merger and become a wholly owned direct or indirect subsidiary of Dialog.  Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock (subject to certain exceptions) issued and outstanding immediately prior to the effective time of the Merger will be canceled and automatically converted into the right to receive $12.55 in cash, without interest and subject to any required tax withholding. Our Board of Directors has unanimously determined that the Merger is advisable and fair to, and in the best interests of, us and our stockholders, and unanimously recommended the adoption of the Merger Agreement by the holders of our common stock. The Merger is expected to close in the third quarter of 2020, subject to customary regulatory approvals and customary closing conditions.  For more information see Note 17, “Subsequent Event,” in the notes to our consolidated financial statements.

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

Dual/Quad SPI Memory. Our Fusion Serial Flash family – including the new FusionHD product –  is designed for compatibility, featuring industry standard features and pin outs that can work in any new or pre-existing design. In addition, we offer advanced features such as small page erase, security features, battery health monitoring and ultra-deep power down modes which allow battery operated devices to be designed more cost effectively and maximize the battery life. These devices are designed for use in a wide variety of industrial and consumer applications including wearables, IoT edge products and RF modules.

Octal xSPI Memory. Our EcoXiP double data rate (DDR) octal interface product family represents a new generation of non-volatile memory products ideal for execute-in-place (XiP) applications in embedded IoT systems. Unlike other NVM devices which are primarily in sleep mode, EcoXiP is intended to be active during system operation.  EcoXiP features enable significant reduction in operating power while improving processor performance. EcoXiP’s unique concurrent read and write feature simplifies the software and hardware impact of implementing Over-the-Air (OTA) updates and offers system designers increased flexibility for adding additional code or data logging memory to a system.  A proprietary pre-fetching scheme to optimize throughput is another key performance innovation. EcoXiP also offers best-in-class power management features.

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

In addition, Adesto provides our patented Conductive Bridging RAM (CBRAM) technology. This Resistive RAM (RRAM) technology has ultra-low power consumption and also has the unique ability to survive in harsh environments and withstand medical sterilization procedures. Commercial products using CRAM are shipping today. CBRAM is targeted for use as embedded memory in battery operated products such as medical and sensor devices.

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

Edge Device Tier. Products in the edge device tier include chips, Systems on Chips (SoCs), and protocol stacks for control and communications which are embedded in Industrial IoT devices such as load controllers, lighting ballasts, meters, and thermostats to enable them to act as peers working together to collect data and take cooperative action. These individual devices are managed by edge servers, such as our SmartServer™ IoT edge server. Devices in this tier include Free Topology (FT) transceivers, power line communications transceivers and Neuron controllers.

Free Topology Transceivers. Adesto’s Free Topology (FT) technology is widely used to connect ‘things’ in industrial environments including buildings, machines, and cities. FT wiring is designed for flexible device installation since it doesn’t require a strict set of wiring rules. It is also designed to simplify network expansion by eliminating restrictions on wire routing, splicing, and device placement. Our customer programmable FT 6000 family of Smart Transceiver SoCs, including the FT 6050, integrate the scheduler, IO blocks, and communications protocol in a single package.

Power Line Communications Transceivers. Our power line communications solutions are designed for industrial applications including smart grid, automated metering infrastructure (AMI), solar and alternative energy management and industrial automation. Products include the SM2400 family, a universal communications platform that supports industry standard OFDM protocols such as G3-PLC, PRIME and robust proprietary modes for harsh network conditions.

Neuron Controllers. Our Neuron line of controllers incorporates communication and control functions on a single chip, in both hardware and firmware, to facilitate the design of a LonTalk, LonTalk/IP or BACnet/IP device. Neuron processors can interface at a wide range of data rates with a wide variety of media transceivers, including twisted pair, RF, IR, fiber-optics, and coaxial.

Edge Server Tier. At the edge server tier, various control technologies and protocols are unified and supervised so that local decisions can be made at the edge device tier level. An example of an edge server is the SmartServer™ IoT. Other products in this tier include the i.LON 700 edge router and network interface. In general, these products communicate southbound to control protocols such as LonWorks technology, BACnet, and Open Smart Grid Protocol (OSGP) and northbound to remote clients, web applications, and cloud services through an IP interface. They feature open APIs for control and IoT use cases.

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

Customers

For our semiconductor products, our end customers include leading tier‑1 OEMs and ODMs that use our products across multiple industries and applications. During the year ended December 31, 2019, more than 5,000 end customers purchased our products.

We generate most of our revenue from sales of our NVM products to independent, non-exclusive distributors of our memory products, which many of our end customers use as an alternative means of fulfillment to direct purchases from us. For the year ended December 31, 2019, sales of our products to Action Technology (HK) Co. Ltd. and Arrow Electronics accounted for approximately 16% and 13%, respectively, of our revenue. For the year ended December 31, 2018, sales of our products to Arrow Electronics accounted for approximately 17% of our revenue. For the year ended December 31, 2017, sales of our products to Arrow Electronics and SAS Electronic Company accounted for approximately 18% and 10%, respectively, of our revenue. No end customers provided 10% or more of our revenues for the years 2019, 2018, and 2017.  A majority of our revenue for 2019 was generated by approximately 25 end customers.

For our embedded systems products, during the year ended December 31, 2019, we had two customers that accounted for a significant portion of our revenues: Avnet Europe Comm VA (“Avnet”), the primary distributor of our IIoT products in Europe and Japan, and Weikeng, the primary distributor in China and Southeast Asia.

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

We sell our embedded platform to OEMs and system integrators in the building, lighting, and industrial controls markets directly and through distribution worldwide. These efforts are supported with application engineering, technical support, and industry experts working out of the U.S. as well as China, Japan, South Korea, Malaysia, the Netherlands, and the United Kingdom. Regional sales personnel work directly with large OEM customers such as Honeywell, Schneider, Parker Hannifin, Trane, and others.

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

Wafer Fabrication. We currently manufacture the majority of our semiconductor product at United Microelectronics Corporation (UMC) in Taiwan. In addition to UMC, we use other foundries including XMC, a foundry in Wuhan, China, Semiconductor Manufacturing International Corporation (SMIC) based in Shanghai, China, Taiwan Semiconductor Manufacturing (TSMC) in Taiwan, Winbond Corporation in Taiwan and others.

Assembly, Testing and Wafer Probe. We maintain multiple sources for assembly and final testing of our products. Amkor Technology, Inc. in Taiwan, Korea and the Philippines, Deca Technologies in the Philippines, as well as Greatek Electronics Inc. in Taiwan currently provide substantially all of our assembly and final test services for our NVM products. Our wafer probing is performed by King Yuan Electronics Co., Ltd. in Taiwan and Teraprobe in Japan. Assembly of our ASIC products is done through Advanced Semiconductor Engineering (ASE) in Taiwan. We continually monitor the manufacturing and testing of our products at all of our contractors to ensure that our manufacturing and testing procedures are properly implemented. Based on industry standard requirements, we perform reliability stress testing on the products that we produce and sell. Through this testing, we can detect and accelerate the presence of defects that may arise over the life of a product. As part of our total quality assurance program, our quality management system has been certified to ISO 9001:2115 standards. Our foundry, assembly and test vendors are also ISO 9001 certified.

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

As of December 31, 2019, we had a core team of 134 engineers involved in research and development primarily located in our research and development design center at our headquarters in Santa Clara (California), Dublin (Ireland), Cork (Ireland), Prague (Czech Republic), and Lisbon (Portugal). For the years ended December 31, 2019, 2018, and 2017, our research and development expense was $30.9 million, $20.3 million, and $13.6 million, respectively.

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

NVM

Our NVM competitors range from large, international companies offering a wide range of commodity NVM products to companies specializing in other alternative, emerging memory technologies. Our primary competitors in the NVM market include Macronix International Co. Ltd., Micron Technology, Inc., Cypress Semiconductor Corporation, Winbond Electronics Corp., GigaDevices and several China based suppliers who primarily cater to the local markets. Among these large memory suppliers, we compete primarily on an overall value proposition and not on a product or technology basis. We expect competition in our current markets to increase in the future as existing competitors improve or expand their product offerings and as new companies enter these markets.

Embedded Systems

Our key competitors for our Smart Transceiver SoCs include established companies which make wireless and wired communications transceivers, SoCs and Systems on Modules (SoMs) such as Semtech, Maxim Integrated Products, STMicroelectronics, Texas Instruments, and NXP. We also see competition from embedded control companies like Freescale Semiconductor and Intel Corporation. In addition, the market has attracted and will continue to attract well-funded, venture-backed start-up companies. Key industry standard and trade group competitors include BACnet, KNX, DALI, DeviceNet, HART, Profibus, ZigBee, and the ZWave Alliance.

ASICs

Our custom ASIC competition comes from a range of custom ASIC and design service providers both small and large including Global Unichip Corp. (GUC), eASIC (acquired by Intel Corporation in 2018), Faraday, Open-Silicon (now SiFive), and Ansem. A range of large diverse semiconductor companies including Microsemi (a Microchip company), On Semiconductor, Socionext, Megachips, Toshiba, and others also provide ASIC design services and support. We have transitioned from a design services model to a full turn-key ASIC supply model, which enables us to compete favorably. We also have unique relationships with foundries and deep supply chain expertise. Our broad mixed-signal and RF IP portfolio together with our embedded mixed-signal ASIC design expertise enables us to sustain a competitive advantage.

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

Intellectual Property

Our success depends in part on our ability to protect our products and technologies from unauthorized third-party copying and use. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections. As of December 31, 2019, we held 164 patents that expire at various times between April 2020 and December 2037 and had 26 U.S. patent applications pending. We also held 55 foreign patents that expire at various times between April 2021 and December 2035 and had 24 foreign patent applications pending.

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

We also hold several trademarks in the United States and select foreign countries, many of which are registered, including Adesto, the Adesto logo, Echelon, the Echelon logo, Lumewave, LumInsight, LonBuilder, LonTalk, LonWorks, Neuron, LON, LonPoint, LonMaker, IzoT, LNS, LonManager, Digital Home, and NodeBuilder.

Employees

As of December 31, 2019, we had 260 employees. Of these full-time employees, 134 were engaged in research and development, 68 in sales and marketing, 28 in operations and support and 30 in general and administrative capacities. The substantial majority of our employees are based in the United States and Europe, although we have small numbers of personnel in Asia. We have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Risks Related to the Merger

The announcement and pendency of our agreement to be acquired by Dialog Semiconductor plc could have an adverse effect on our business.

On February 20, 2020, we entered into the Merger Agreement with Dialog and Merger Sub, pursuant to which Merger Sub will, pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, merge with and into us, and we will be the surviving corporation in the Merger and become a wholly owned direct or indirect subsidiary of Dialog. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock (subject to certain exceptions) issued and outstanding immediately prior to the effective time of the Merger will be canceled and automatically converted into the right to receive $12.55 in cash, without interest and subject to any required tax withholding.

Uncertainty about the effect of the proposed Merger on our employees, customers, partners and suppliers may have an adverse effect on our business and operations that may be material to our company. Our employees may experience uncertainty about their roles following the Merger. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material and adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management attention and resources towards the completion of the Merger, which could materially and adversely affect our business and operations.  It is also possible that lawsuits related to the Merger may be filed against us and our Board of Directors, which could result in material and adverse effects on us, our business and the Merger.  These or other related lawsuits could require management to devote significant time and resources in defense thereof.

Our customers may experience uncertainty associated with the Merger, including with respect to concerns about possible changes to our products. Similarly, our partners and suppliers may experience uncertainty associated with the Merger, including with respect to current or future business relationships with us. Uncertainty may cause customers to refrain from purchasing our products, and partners and suppliers may seek to change existing business relationships, which could result in an adverse effect on our business, operations, financial condition and prospects in a way that may be material to our company.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, incur indebtedness or incur capital expenditures, until the Merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and may result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

The failure to complete the merger with Dialog could adversely affect our business.

Completion of the Merger with Dialog is subject to conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion in a material way. Such conditions include the adoption of the Merger Agreement by the holders of a majority of the shares of our outstanding common stock, the expiration or termination of the waiting period applicable to the completion of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, without the imposition of a “burdensome condition” (as defined in the Merger Agreement), and clearance from the Committee on Foreign Investment in the United States (“CFIUS”). If the Merger is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, the Merger Agreement provides that we will be required to pay Dialog a termination fee of $15.76 million in certain circumstances. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement or pendency of the Merger or from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, partners, and suppliers, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, these relationships, or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third-party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to the exceptions set forth in the next paragraph, limit our ability to solicit, initiate, knowingly encourage or knowingly facilitate, or engage in any discussions or negotiations regarding, or furnish information in response to inquiries with respect to, an alternative transaction.  It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

Under the terms of the Merger Agreement, however, Adesto has the right to engage in negotiations with, and provide information, to a third party that makes an unsolicited proposal that is received prior to the approval of the Merger by Adesto stockholders, if our board of directors determines in good faith, after consultation with our financial advisor and outside legal counsel, that (a) such proposal constitutes, or could reasonably be expected to result in, a superior offer and (b) failure to take such action could reasonably be expected to be inconsistent with its directors’ fiduciary obligations under applicable Delaware law.

We will incur substantial transaction fees and costs in connection with the Merger.

We have and expect to continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. A material portion of these expenses are payable by us whether or not the Merger is completed. Further, while we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.

Risks Related to Our Business and Our Industry

We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.

We have incurred net losses since our inception. We incurred net losses of $26.9 million, $21.4 million, and $5.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $147.9 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

We rely on third parties to manufacture, package, assemble and test the semiconductor components comprising our products, which exposes us to a number of risks, including reduced control over manufacturing and delivery timing and potential exposure to price fluctuations, which could result in a loss of revenue or reduced profitability.

As a fabless semiconductor company, we outsource the manufacturing, packaging, assembly and testing of our semiconductor components to, and rely on a limited number of, third-party foundries and assembly and testing service providers. For example, we use three foundries, United Microelectronics Corporation in Taiwan, and XMC and SMIC in China, for the production of our flash memory products and a single foundry, Altis Semiconductor S.N.C. in France (acquired by X-FAB Silicon Foundries in 2016), for our Mafraq and Moneta products. Our primary assembly and testing contractors are Amkor Technology, Inc. in Taiwan, Korea, the Philippines, and Malaysia and Greatek Electronics in Taiwan. Our wafer probing is performed by King Yuan Electronics Co., Ltd. in Taiwan.

Relying on third-party manufacturing, assembly and testing presents a number of risks, including but not limited to:

•	capacity and materials shortages during periods of high demand;
•	reduced control over delivery schedules, inventories and quality;
•	the unavailability of, or potential delays in obtaining access to, key process technologies;
•	the inability to achieve required production or test capacity and acceptable yields on a timely basis;
•	misappropriation of our intellectual property;
•	the third parties’ ability to perform their obligations due to bankruptcy or other financial constraints;
•	limited warranties on wafers or products supplied to us;
•	potential increases in prices; and
•	potential manufacturing disruptions (including natural disasters or international health emergencies such as the recent coronavirus (or COVID-19)).

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

If any of our current or future foundry partners or assembly and test subcontractors significantly increases the costs of wafers or other materials, interrupts or reduces our supply, including for reasons outside of their control, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. During 2017, one of our foundry partners increased the costs of wafers to us. Although such increase did not have a material impact on our results of operations for the year ended December 31, 2019, and is not expected to have a material impact in the near term, there can be no assurances that any additional increases will not have a material adverse impact on our future operating results. Any increases could also damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation.

Outbreak of health epidemics such as the COVID-19 may adversely affect our business, results of operations and financial condition.

Any outbreaks of contagious diseases and other adverse public health developments in countries or regions where we, our customers or our suppliers operate or are considering operations could have a material and adverse effect on our business, results of operations and financial condition. For example, the recent outbreak of COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, manufacturing restrictions, declarations of national emergency and states of emergency, business shutdowns, cancellation of conference and industry trade shows and restrictions on the movement of employees in many regions of China and certain other countries, including the United States. The Mobile World Congress 2020, an industry trade show that is an important event for our customers and suppliers, was cancelled due to health concerns arising from COVID-19.  Participation by our customers and suppliers in other industry trade show events such as Embedded World 2020 was significantly reduced due to health concerns arising from COVID-19, and other events have been postponed such as Light + Building 2020 due to similar health concerns.  COVID-19, or similar or related diseases, may result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect our suppliers’ supply to us and demand for our customers’ products. Any of these events could materially and adversely affect our business, results of operations and financial condition. The extent of the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

•	the impact of our announced Merger with Dialog;
•	the receipt, reduction, delay or cancellation of orders by large customers, a limited number of which we rely upon for a significant portion of our revenue;
•	the gain or loss of significant customers and distributors;
•	the timing and success of our launch of new or enhanced products and those of our competitors;
•	market acceptance of our products and our customers’ products;
•	the level of growth or decline in the IoT market;
•	the timing and extent of research and development and sales and marketing expenditures;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	changes in our product mix;
•	our ability to reduce the manufacturing costs of our products;
•	competitive pressures resulting in lower than expected average selling prices;
•	fluctuations in sales by and inventory levels of OEMs and ODMs who incorporate our products in their products;
•	cyclical and seasonal fluctuations in our markets;
•	fluctuations in the manufacturing yields of our third-party contract manufacturers;
•

events that impact the availability of production capacity at our third-party subcontractors and other interruptions in the supply chain including due to geopolitical events, natural disasters, international health emergencies such as COVID-19, materials shortages, bankruptcy or other causes;

•	supply constraints for and changes in the cost of the other components incorporated into our customers’ products;
•	the timing of expenses related to the acquisition and integration of technologies or businesses;
•	product rates of return or price concessions in excess of those expected or forecasted;
•	costs associated with the repair and replacement of defective products;
•	unexpected inventory write-downs or write-offs;
•	costs associated with litigation over intellectual property rights and other litigation;
•	the length and unpredictability of the purchasing and budgeting cycles of our customers;

•	loss of key personnel or the inability to attract qualified engineers; and
•	geopolitical events, such as war, threat of war or terrorist actions, the occurrence of natural disasters , or international health emergencies such as COVID-19.

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

We rely on our relationships with a limited number of OEMs and ODMs to enhance our solutions and market position, and our failure to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.

We develop our products for a limited number of leading OEMs and ODMs that serve a variety of end markets and are developing devices for wearables, sensors, Bluetooth 4.0 and other IoT applications. For each application, manufacturers create products that incorporate specialized semiconductor technology, which makers of semiconductor products use as the basis for their products. These manufacturers set the specifications for many of the key components to be used on each generation of their products and, in the case of memory components, generally qualify only a few vendors to provide memory components for their products. As each new generation of their products is released, vendors are validated in a similar fashion. We must work closely with semiconductor manufacturers to ensure our products become qualified for use in their products. As a result, maintaining close relationships with leading product manufacturers that are developing devices for wearables, Bluetooth 4.0 and other IoT applications is crucial to the long-term success of our business. We could lose these relationships for a variety of reasons, including our failure to qualify as a vendor, our failure to demonstrate the value of our new solutions, declines in product quality, or if OEMs or ODMs seek to work with vendors with broader product suites, greater production capacity or greater financial resources. If our relationships with key industry participants were to deteriorate or if our solutions were not qualified by our customers, our market position and revenue could be materially and adversely affected.

Our business is dependent on selling through distributors.

Sales through distributors accounted for approximately 62% and 65% of our revenues during the fiscal year ended December 31, 2019 and 2018 , respectively. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

The global semiconductor market in general, and the IoT semiconductor market in particular, are highly competitive. We expect competition to increase and intensify as other semiconductor companies enter our markets, many of which have greater financial and other resources with which to pursue technology development, product design, manufacturing, marketing and sales and distribution of their products. Increased competition could result in price pressure, reduced profitability and loss of market share, any of which could materially and adversely affect our business, revenue and operating results. Currently, our competitors range from large, international companies offering a wide range of semiconductor products or systems to companies specializing in other alternative, specialized emerging memory technologies. Our primary competitors include GigaDevice Semiconductor, Macronix International Co. Ltd., Microchip Technology Inc., Micron Technology, Inc., Cypress Semiconductor Corporation, Winbond Electronics Corp ., Cree Inc., Digi International, General Electric, Maxim Integrated Products, Philips, Siemens, Silver Spring Networks, STMicroelectronics, Telensa, Texas Instruments, Tridium, On Semiconductor, Socionext, Ansem, IC Sense and Verisilicon. Key industry standard and trade group competitors include BACnet, DALI, DeviceNet, HART, Konnex, Profibus, ZigBee, and the ZWave Alliance in the IoT market. Each of these standards and/or alliances is backed by one or more competitors. In addition, as the IoT market opportunity grows, we expect new entrants will enter these markets and existing competitors, including leading semiconductor companies, may make significant investments to compete more effectively against our products. These competitors could develop technologies or architectures that make our products or technologies obsolete.

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

The United States federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end-customers and employees. In the United States, the Federal Trade Commission and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, including in Australia, the European Union ("EU"), India, Japan and numerous other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes.

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

If we remain an independent public company, our ability to timely and accurately report our financial results and comply with the requirements of being a public company depends on our maintaining adequate numbers of accounting and finance staff with technical accounting, Securities and Exchange Commission reporting and Sarbanes-Oxley Act compliance expertise. Any inability to recruit or retain qualified accounting and finance staff would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to hire qualified professionals with requisite technical and public company experience when and as needed, including following any significant acquisitions such as our acquisitions of S3 and Echelon in 2018, which increased the size of our operations and the requirements on our finance and accounting organization. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to meet the demands of being a public company or increased requirements following any significant acquisitions, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

If we fail to strengthen our financial reporting systems, infrastructure and internal control over financial reporting to meet the demands placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act, we may be unable to report our financial results timely and accurately and prevent fraud. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with the internal control over financial reporting requirements of the Sarbanes-Oxley Act, particularly with respect to the requirement for an attestation report by our independent registered public accounting firm, which we expect to be required to comply with beginning with our fiscal year ending December 31, 2020, if we remain an independent public company.

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

Our products incorporate technology licensed from third parties. In connection with our acquisition of certain flash memory assets from Atmel Corporation ("Atmel") in 2012, we obtained a perpetual license to Atmel’s flash memory technology. In addition, a component of our CBRAM technology is licensed from Axon Technologies

Corporation. While we believe these licenses enable us to develop our products and pursue our current product strategies, these licenses may not provide us with the benefits we expect from them. From time to time, we may be required to license additional technology from third parties to develop our products or product enhancements. However, these third-party licenses may not be available to us on commercially reasonable terms or at all. Our inability to obtain third-party licenses necessary to develop products and product enhancements could require us to obtain substitute technology at a greater cost or of lower quality or performance standards or delay product development. Any of these results may limit our ability to develop new products, which could harm our business, financial condition and results of operations.

We have expanded in the past and expect to continue to expand in the future through acquisitions of, or investments in, other companies, each of which may divert our management’s attention, result in additional dilution to stockholders or use resources that are necessary to operate our business,.

We have grown our business through acquisitions and, subject to Dialog’s approval in accordance with the Merger Agreement, we may continue to evaluate and enter into discussions regarding potential strategic transactions. We completed the acquisition of S3 in May 2018 and the acquisition of Echelon in September 2018. These transactions are and any new acquisitions or investments could be material to our financial condition and results of operations. The process of integrating businesses and technology can create unforeseen operating difficulties and expenditures as could the integration of any future acquisitions. Such transactions could create risks for us, including:

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

In addition, many of these third-party developers are located in markets that are subject to political risk, intellectual property misappropriation, corruption, infrastructure problems, natural disasters and international health emergencies such as COVID-19, in addition to country specific privacy and data security risks, given current legal and regulatory environments. The failure of these third parties to meet their obligations and adequately deploy business continuity plans in the event of a crisis and/or the development of significant disagreements, natural or man-made disasters or other factors that materially disrupt our ongoing relationship with these developers could negatively affect our operations.

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

We expect to increase headcount and the overall size of our operations to support our growth. To effectively manage our growth, we must continue to expand our operational, engineering and financial systems, procedures and controls and to improve our accounting and other internal management systems if we remain an independent public company. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our future operations. If we fail to adequately manage our growth, or to improve our operational, financial and management information systems, or fail to effectively motivate or manage our new and future employees, the quality of our products and the management of our operations could suffer, which could adversely affect our operating results.

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

Our business is highly dependent upon the economy and the business environment in China, which has recently been adversely affected by the COVID-19 outbreak. In particular, our growth strategy is based upon the assumption that demand in China for devices that use semiconductors will continue to grow. Therefore, any slowdown in the growth of consumer demand in China, including as a result of COVID-19 or otherwise, for products that use semiconductors, such as computers, mobile phones or other consumer electronics, could have a serious adverse effect on our business. In addition, our business plan assumes that an increasing number of non-Chinese integrated device manufacturers, fabless semiconductor companies and systems companies will establish operations in China. That assumption may not prove to be correct as a result of the outbreak of COVID-19, or other reasons.  Any decline in the rate of migration to China of semiconductor design companies or companies that require semiconductors as components for their products could adversely affect our business and operating results.

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

We have a substantial amount of indebtedness, which will require significant interest payments. We have approximately $80.5 million aggregate principal amount of indebtedness outstanding as of December 31, 2019, representing the 4.25% Convertible Senior Notes due 2024 (“Notes”) we issued in September 2019.  Our substantial level of indebtedness could have important consequences, including the following:

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

In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (“the Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and certain other tax credit carryforwards (including research credit carryforwards) to offset its post-change taxable income or taxes. The Company does not expect to undergo an ownership change (other than the ownership change that will result from the closing of the Merger).  The potential change in our stock ownership that would result from the closing of the merger could constitute an ownership change under Section 382 of the Code and could cause our ability to utilize our NOLs and tax credits to be further limited. Our NOLs and tax credits could also be impaired under state laws. As a result of the foregoing limitations, we might not be able to utilize a material portion of our federal and/or state NOLs and tax credits.

If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We are required under Section 404 of the Sarbanes-Oxley Act to evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. In addition, beginning with our fiscal year ending December 31, 2020, should we remain an independent public company, we expect that we will be required to have our independent registered public accounting firm issue an attestation report regarding management’s report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. If we have one or more material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to determine that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of December 31, 2019, we had a net total of $67.7 million of goodwill and other intangible assets.

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

The market price of our common stock has been, and will likely continue to be, volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $5.00 per share, our stock price has fluctuated significantly. In addition to the factors discussed in this Annual Report on Form 10‑K, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	the impact of our announced Merger with Dialog;
•	overall performance of the equity markets in general, in our industry or in the markets we address;
•	our operating performance and the performance of other similar companies;
•

changes in the estimates of our results of operations that we provide to the public, our failure to meet these projected results or changes in recommendations by securities analysts that elect to follow our common stock;

•	announcements of technological innovations, new products or enhancements to products, acquisitions, strategic alliances or significant agreements by us or by our competitors;
•	announcements of new business partners, on the termination of existing business partner arrangements or changes to our relationships with such business partners;
•	recruitment or departure of key personnel;
•	announcements of litigation or claims against us;
•	changes in legal requirements relating to our business;
•	the economy as a whole, market conditions in our industry, and the industries of our customers and end customers
•	natural disasters or international health emergencies such as COVID-19;
•	trading activity by our principal stockholders;
•	any further issuances of securities, including by conversion of the Notes in certain circumstances;

•	the expiration of contractual lock-up or market standoff agreements; and
•	sales of shares of our common stock by us or our stockholders.

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

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Under the terms of the Merger Agreement, from February 20, 2020 until the effective time of the Merger, we may not declare any dividend or make any other distribution in respect of any shares of capital stock without Dialog’s prior written consent. In addition, our ability to pay cash dividends on our capital stock is likely to be restricted by any future debt financing arrangement. Any return to stockholders will therefore be limited to increases in the price of our common stock, if any.

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

Should we remain an independent public company, our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and any future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.

Holders of Notes will have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the maturity date, such as the Merger, at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, should we remain an independent public company, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of the Notes surrendered therefor or pay cash with respect to the Notes being converted.

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

In the event the conditional conversion feature of the Notes is triggered, including as a result of the Merger, holders of notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results should we remain an independent public company.

In May 2008, the Financial Accounting Standards Board (“FASB”), issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at issuance, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

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

Pursuant to the terms of the Merger Agreement, from February 20, 2020 until the effective time of the Merger, we generally may not sell, issue, grant or authorize the sale, issuance or grant of any shares of our common stock or other security, or any option, performance stock unit, restricted stock award or other equity-based compensation award, or right to acquire any capital stock or other security; or any instrument convertible into or exchangeable for any capital stock or other security, other than the issuance of shares upon the valid exercise of outstanding options, or the vesting or scheduled settlement of other outstanding equity awards or outstanding warrants,  or the conversion of the Notes, in each case in accordance with their terms.

We may sell additional shares of our common stock or equity-linked securities to raise capital, however, should we remain an independent public company.  In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and upon conversion of the Notes, which, as noted in the paragraph above, are issuable pursuant to the terms of the Merger Agreement. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of our common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of the Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.

Provisions in the indenture for the Notes may deter or prevent a business combination that may be favorable to holders of the Notes or our stockholders.

If a fundamental change occurs prior to the maturity date, such as the Merger, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their notes. In addition, if a make-whole fundamental change occurs prior the maturity date, such as the Merger, we will in some cases be required to increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change. Furthermore, the indenture for the Notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes, which we expect to occur in connection with the closing of the Merger. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the Notes or our stockholders.

The capped call transactions may affect the value of the Notes and our common stock.

In connection with the pricing of the Notes, we entered into capped call transactions with Credit Suisse Capital LLC and Société Générale, or the option counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of our common stock that was initially underlie the Notes. The capped call transactions are expected generally to reduce the potential dilution to our common stock as a result of any conversion of the Notes.

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

In addition, should we remain an independent public company, we expect the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock in secondary market transactions following the pricing of the Notes and prior to the maturity date (and are likely to do so on each exercise date for the capped call transactions, which are expected to occur during each 30 trading day period beginning on the 31st scheduled trading day prior to the maturity date of the Notes, or following any termination of any portion of the capped call transactions in connection with any repurchase, redemption or conversion of the Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the Notes, which could affect the holder of the Notes’ ability to convert the Notes and, to the extent the activity occurs during any observation period related to a conversion of notes, it could affect the amount and value of the consideration that the holder of the Notes will receive upon conversion of the Notes.

The potential effect, if any, of these transactions and activities on the market price of our common stock, should we remain an independent public company,  or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock and the value of the Notes (and as a result, the amount and value of the consideration that the holder of the Notes would receive upon the conversion of any notes) and, under certain circumstances, the holder of the Notes’ ability to convert the notes.

We are subject to counterparty risk with respect to the capped call transactions.

The option counterparties to the capped call transactions we have entered into are financial institutions, and we are subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If an option counterparty to one or more capped call transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases, should we remain an independent public company. In addition, upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock, should we remain an independent public company. We can provide no assurances as to the financial stability or viability of the option counterparties.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

We lease approximately 34,000 square feet in Santa Clara, California for our corporate headquarters, pursuant to a noncancelable lease, which expires in July 2023. We lease approximately 8,437 square feet in Dublin, Ireland for our operations, pursuant to a noncancelable lease, which expires in November 2033. As part of our acquisition of S3 Semiconductors, we also acquired design centers with leased properties in Cork, Ireland, Lisbon, Portugal and Prague, Czech Republic. We also acquired a 31,778 square foot leased facility in Santa Clara, California as part of the Echelon acquisition. The lease was terminated in July 2019 and was not renewed. We believe that our existing facilities are adequate to meet our current needs, and we intend to add or change facilities as needs require. We believe that, if required, suitable additional or substitute space would be available to accommodate expansion of our operations.

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

As of February 28, 2020, there were 26 registered stockholders of record of our common stock. Because many of our shares of common stock are held by brokers or other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the record holders.

The information required concerning the sale of our equity securities will be included in an amendment to this Annual Report on Form 10-K or incorporated by reference from our Proxy Statement to be filed with the SEC for our 2019 Annual Meeting of Stockholders within 120 days after the end of our fiscal year ended December 31, 2019.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any cash dividends on our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors, subject to restrictions that may be imposed by applicable laws or agreements binding on us.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (Exchange Act) or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Adesto under the Securities Act of 1933 or the Exchange Act.

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the PHLX Semiconductor Index for the period from October 27, 2015 (the date our common stock commenced trading on The Nasdaq Capital Market) to December 31, 2019, the end of our

last fiscal year. The comparisons in the graph below are based on historical data and are not intended to forecast or be indicative of future stock price performance of our common stock.

Recent Sale of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.       SELECTED FINANCIAL DATA

We have derived the selected consolidated statements of operations data for the years ended December 31, 2019, 2018, and 2017, and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the following selected consolidated financial data below in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes, and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per share data)
Revenue, net	$118,166	$83,490	$56,112	$43,968	$43,259
Cost of revenue	61,461	47,429	28,637	22,618	24,775
Gross profit	56,705	36,061	27,475	21,350	18,484
Operating expenses:
Research and development	30,942	20,273	13,623	15,412	12,311
Selling, general and administrative	32,307	22,592	17,461	16,968	11,571
Amortization of intangible assets	7,153	3,871	1,222	1,235	1,236
Acquisition related expenses	227	7,029	—	—	—
Impairment and other charges	1,694	2,680	—	—	—
Gain from settlement with former foundry supplier	—	—	—	(1,962)	—
Total operating expenses	72,323	56,445	32,306	31,653	25,118
Loss from operations	(15,618)	(20,384)	(4,831)	(10,303)	(6,634)
Other income (expense):
Interest expense, net	(10,964)	(3,791)	(753)	(1,275)	(1,115)
Other income (expense), net	(90)	2,656	(3)	(50)	(695)
Total other (expense), net	(11,054)	(1,135)	(756)	(1,325)	(1,810)
Loss before provision for (benefit from) for income taxes	(26,672)	(21,519)	(5,587)	(11,628)	(8,444)
Provision for (benefit from) income taxes	184	(79)	101	(16)	(61)
Net loss	$(26,856)	$(21,440)	$(5,688)	$(11,612)	$(8,383)
Net loss per share:
Basic and diluted	$(0.90)	$(0.85)	$(0.31)	$(0.77)	$(2.79)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	29,902,351	25,144,562	18,591,308	15,085,973	3,007,929

Consolidated Balance Sheets Data:

	December 31,
Consolidated Balance Sheets Data:	2019	2018	2017	2016	2015
	(in thousands)
Cash, cash equivalents and restricted cash	$21,262	$9,088	$30,078	$19,719	$23,089
Total assets	167,202	137,188	60,812	46,183	49,938
Current liabilities	45,272	40,766	14,474	15,408	17,644
Debt	56,589	29,559	13,334	18,048	13,420
Total stockholders' equity (deficit)	58,776	62,742	32,950	16,365	24,479

In September 2019 we issued $80.5 million of convertible senior notes which carry an annual interest rate of 4.25% with interest being paid semiannually each March and September beginning in March 2020.  In May 2018, we entered into a $35.0 million term loan with Tennenbaum Capital Partners, LLC (“Tennenbaum”) which was repaid in September 2019.  As of December 31, 2019, we had $80.5 million of gross convertible notes outstanding.

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

Our revenue is primarily derived from the sale of our NVM products, specifically our serial flash memory products, which represented a majority of our revenue for the year ended December 31, 2019. In recent years, we have invested in developing and commercializing new flash memory products that are well suited for low-power, high-growth applications. In 2013, we introduced the first of our next-generation DataFlash and Fusion Serial Flash products. Revenue from our next-generation NVM products were $73.8 million and $64.1 million for the years ended December 31, 2019 and 2018, respectively. With the acquisition of S3 Semiconductors, in May 2018, we expanded our product offering and began selling analog, mixed-signal and radio frequency ASICs and IP blocks, and managing the supply of high-quality devices to our customers.  We acquired 100% of the issued capital of Echelon Corporation on September 14, 2018. During the years ended December 31, 2019 and 2018, S3 Semiconductors and Echelon revenues were approximately $44.3 and $19.3 million, respectively, following their respective acquisitions.

For the year ended December 31, 2019, our products were sold to more than 5,000 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 62%,

65% and 74% of our revenue from distributors during the years ended December 31, 2019, 2018 and 2017, respectively. Sales to three distributors generated approximately 38%, 31% and 38% of our revenue during the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, we derived approximately 73%, 72% and 79% of our revenue internationally during the years ended December 31, 2019, 2018 and 2017, respectively, the majority of which was recognized in the Asia Pacific, or APAC, region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped.

We employ a fabless manufacturing strategy and use market-leading suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy significantly reduces the capital investment that would otherwise be required to operate manufacturing facilities of our own.

On February 20, 2020, we entered into the Merger Agreement with Dialog and Merger Sub, pursuant to which Merger Sub will, pursuant to the terms of and subject to the conditions specified in the Merger Agreement, merge with and into us, and we will be the surviving corporation of the Merger and become a wholly owned direct or indirect subsidiary of Dialog . Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock (subject to certain exceptions) issued and outstanding immediately prior to the effective time of the Merger will be canceled and automatically converted into the right to receive $12.55 in cash, without interest and subject to any required tax withholding. Our Board of Directors has unanimously determined that the Merger is advisable and fair to, and in the best interests of, us and our stockholders, and unanimously recommended the adoption of the Merger Agreement by the holders of our common stock. The Merger is expected to close in the third quarter of 2020, subject to customary regulatory approvals and customary closing conditions.  For more information see Note 17, “Subsequent Event,” in the notes to our consolidated financial statements.

Factors Affecting Our Performance

Product adoption in new markets and applications. We optimize our products to meet the technical requirements of the emerging IoT market. The growth in the IoT market is dependent on many factors, most of which are outside of our control. Should the IoT market not develop or develop more slowly, our financial results could be adversely affected.

Ability to attract and retain customers that make large orders. In 2019, our products were sold to more than 5,000 end customers, of which approximately 25 generated more than half our revenue. One end customer accounted for 10% or more of our revenue in 2019.  No end customer accounted for 10% or more of our revenue in 2018 and 2017. While we expect the composition of our customers to change over time, especially given our recent acquisitions, our business and operating results will depend on our ability to continually target new and retain existing customers that place large orders, particularly those in growth markets which are less dependent on macroeconomic conditions.

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system cost of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements and qualified our NVM device for their products. The number of our design wins has grown from 417 in 2018 to 570 in 2018.  We had 459 additional design wins in 2019. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends.

Pricing, product cost and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, the cost of raw materials for our embedded systems products, manufacturing yields and inventory write downs, if any. In general, newly introduced products and products with higher performance and more features tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. In the normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. More recently, certain of our suppliers have increased costs although this increase did not have a material impact on our results of operations for the year ended December 31, 2019. If we are unable to maintain overall average selling prices or offset any declines in average selling prices with realized savings on product costs, our gross margin will decline.

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

Components of Our Results of Operations

Revenue

For the year ended December 31, 2019 we derived approximately 62% of our revenue through the sale of our NVM products to OEMs and ODMs, primarily through distributors.  We generated 62%, 65%, and 74% of our revenue from distributors for the years ended December 31, 2019, 2018, and 2017, respectively.  We derived approximately 38% and 23% of our revenue from the operations of S3 Semiconductors and Echelon during the years ended December 31, 2019 and 2018, respectively.  Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We sell the majority of our NVM products to distributors and generally recognize revenue when we ship the product directly to the distributors since title and risk of loss transfers at that time.

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

Results of Operations

The following table sets forth our consolidated results of operations for the periods shown:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share data)
Revenue, net	$118,166	$83,490	$56,112
Cost of revenue	61,461	47,429	28,637
Gross profit	56,705	36,061	27,475
Operating expenses:
Research and development	30,942	20,273	13,623
Selling, general and administrative	32,307	22,592	17,461
Amortization of intangible assets	7,153	3,871	1,222
Acquisition related expenses	227	7,029	—
Impairment and other charges	1,694	2,680	—
Total operating expenses	72,323	56,445	32,306
Loss from operations	(15,618)	(20,384)	(4,831)
Other income (expense):
Interest expense, net	(10,964)	(3,791)	(753)
Other income (expense), net	(90)	2,656	(3)
Total other income (expense), net	(11,054)	(1,135)	(756)
Loss before provision for (benefit from) for income taxes	(26,672)	(21,519)	(5,587)
Provision for (benefit from) income taxes	184	(79)	101
Net loss attributable to common stockholders	$(26,856)	$(21,440)	$(5,688)
Net loss per share:
Basic and diluted	$(0.90)	$(0.85)	$(0.31)
Weighted average number of shares used in computing net
loss per share:
Basic and diluted	29,902,351	25,144,562	18,591,308

Comparison of Years Ended December 31, 2019, 2018 and 2017

Revenue, net

	Year ended December 31,			Change 2019 - 2018		Change 2018 - 2017
	2019	2018	2017	Amount	%	Amount	%
Revenue, net	$118,166	$83,490	$56,112	$34,676	42%	$27,378	49%

	Year ended December 31,
	2019	2018	2017
	(in thousands)
United States	$31,887	$23,188	$11,667
Rest of Americas	5,217	2,790	245
Europe	20,942	17,514	9,546
Asia Pacific	59,167	39,463	34,263
Rest of world	953	535	391
Total	$118,166	$83,490	$56,112

Revenue increased by $34.7 million, or 42%, for 2019 as compared to 2018.  This increase was due primarily to increased shipments of Standard Flash products to Tier 1 OEM customers along with full year of revenue contribution from the S3 Semiconductors and Echelon acquisitions of $44.3 million.

Revenue increased by $27.4 million, or 49%, for 2018 as compared to 2017.  This increase was due primarily to increased shipments of Standard Flash products to Tier 1 OEM customers along with contributions from the S3 Semiconductors and Echelon acquisitions of $19.3 million.

Cost of Revenue and Gross Margin

	Year ended December 31,			Change 2019 - 2018		Change 2018 - 2017

	2019	2018	2017	Amount	%	Amount	%
Cost of revenue	$61,461	$47,429	$28,637	$14,032	30%	$18,792	66%
Gross profit	56,705	36,061	27,475	20,644	57%	8,586	31%
Gross margin	48%	43%	49%

Cost of revenue increased by $14.0 million, or 30%, for 2019 as compared to 2018.  This increase was due primarily to increased shipments of our NVM products together with a full year of costs associated with revenues from our ASIC and Embedded products.

Our gross margin percentage increased from 43% to 48%, or 5 percentage points, for 2019 as compared to 2018.  This increase was due primarily to a higher percentage of our overall revenue being derived from our ASIC and Embedded products, which generally carry higher gross margins than our memory products.

Cost of revenue increased by $18.8 million, or 66%, for 2018 as compared to 2017.  This increase was due primarily to increased shipments of Standard Flash product to Tier 1 OEM customers which carry a higher average unit cost, increased expenses related to our operations organization, and costs associated with our revenues from ASIC and Embedded products.

Our gross margin percentage decreased from 49% to 43%, or 6 percentage points, for 2018 as compared to 2017.  This decrease was due primarily to product mix impacts as we generated a higher proportion of our revenues from sales to Tier 1 OEM customer of Standard Flash memory products which generally carry lower gross margins than our other memory products along with increased expenses within our operations organization.

Operating Expenses

	Year ended December 31,			Change 2019 - 2018		Change 2018 - 2017
	2019	2018	2017	Amount	%	Amount	%
Operating expenses:

Research and development	$30,942	$20,273	$13,623	$10,669	53%	$6,650	49%
Selling, general and administrative	32,307	22,592	17,461	9,715	43	5,131	29
Amortization of intangible assets	7,153	3,871	1,222	3,282	85	2,649	217
Acquisition related expenses	227	7,029	—	(6,802)	(97)	7,029	100
Impairment and other charges	1,694	2,680	—	(986)	(37)	2,680	100
Total operating expenses	$72,323	$56,445	$32,306	$15,878	28%	$24,139	75%

Research and Development. Research and development expense increased by $10.7 million, or 53%, in 2019 as compared to 2018.  This increase was due primarily to an increase in personnel related costs of $6.8 million and an increase in outside services of $3.8 million.  Both of these increases resulted from our acquisitions of S3 Semiconductor and Echelon.

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

Selling, General and Administrative.

Selling, general and administrative expense increased by $9.7 million, or 43%, in 2019 as compared to 2018.  This increase was primarily due to an increase in personnel related expenses of $7.0 million, an increase in outside services of $2.4 million, and an increase in travel expense of $0.4 all driven by our S3 Semiconductor and Echelon acquisitions.

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

Amortization of Intangible Assets.  Amortization of intangible assets increased by $3.3 million, or 85%, for 2019 as compared to 2018.  This increase was primarily due to a full year of amortization of intangible assets related to the acquisitions of S3 Semiconductors and Echelon in 2018.  Amortization of intangible assets increased by $2.6 million, or 217%, for 2018 as compared to 2017.  This increase was due primarily to additional amortization related to the S3 Semiconductors acquisition of $1.6 million and to the Echelon acquisition of $1.1 million.

Acquisition Related Expenses. Acquisition related expenses decreased by $6.8 million for 2019 as compared to 2018.  The decrease was due primarily to significantly less acquisition related activity in 2019 compared to 2018 during which we completed two acquisitions.  Acquisition related expenses increased by $7.0 million for 2018 as compared to 2017.  The increase was due primarily to banking fees incurred of $2.7 million, severance payments related to the Echelon acquisition of $1.9 million, legal fees of $1.8 million, professional services including valuation services of $0.3 million and accounting and tax fees of $0.3 million. There were no acquisition related expenses incurred in 2017.

Impairment and Other Charges. Impairment and other charges decreased by $1.0 million for 2019 as compared to 2018.  This decrease was due to expenses and costs related to exiting the lighting business which was part of the Echelon acquisition.  Impairment and other charges increased by $2.7 million for 2018 as compared to 2017.  The increase was due primarily to write-downs of certain fixed and intangible assets of $1.5 million, costs related to excess facilities of $0.6 million, the cost of exiting a development agreement associated with certain memory products of $0.4 million, and costs associated with exiting the lighting business acquired from Echelon of $0.2 million. There were no impairment charges incurred in 2017.

Other Income (Expense), Net

	Year ended December 31,			Change 2019 - 2018		Change 2018 - 2017
	2019	2018	2017	Amount	%	Amount	%
Interest expense, net	$(10,964)	(3,791)	(753)	$(7,173)	(189)%	$(3,038)	(403)%
Other income (expense), net	(90)	2,656	(3)	(2,746)	(103)	2,659	NM
Total other income (expense), net	$(11,054)	$(1,135)	$(1,325)	$(9,919)	(874)%	$(379)	(50)%

Interest expense, net increased by $7.2 million or 189% in 2019 as compared to 2018 primarily due to additional cash interest of $1.0 million and amortization of debt discount of $6.2 million as we paid off the Tennenbaum loan and issued $80.5 million of senior convertible notes.

Interest expense, net increased by $3.0 million or 403% in 2018 as compared to 2017 primarily due to additional cash interest of $2.1 million and amortization of debt discount of $1.0 million as we increased our level of indebtedness during the year in connection with the S3 Semiconductors acquisition.

Other income (expense), net decreased by $2.7 million in 2019 as compared to 2018 due primarily to a decrease in the fair value of an earn-out liability incurred in connection with the S3 Semiconductors acquisition that occurred in 2018 but not in 2019.

Other income (expense), net increased by $2.7 million in 2018 as compared to 2017 due primarily to changes in the fair value of an earn-out liability incurred in connection with the S3 Semiconductors acquisition.

Provision for (Benefit from) Income Taxes

	Year ended December 31,			Change 2019 - 2018		Change 2018 - 2017
	2019	2018	2017	Amount	%	Amount	%
Provision for (benefit from) income taxes	$184	$(79)	$101	$(263)	(333)%	$180	178%

Our provision for income taxes increased by $0.3 million in 2019 as compared to 2018 due primarily to provisions related to our foreign subsidiaries.

Our benefit from income taxes increased by $0.2 million in 2018 as compared to 2017 due primarily to benefits related to our foreign subsidiaries.

Liquidity and Capital Resources

Our principal source of liquidity as of December 31, 2019 consisted of cash, cash equivalents and restricted cash of $21.7 million. Our outstanding convertible debt as of December 31, 2019 had a face value of $80.5 million. Substantially all of our cash and cash equivalents are held in the United States.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months, if we remain independent. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

Our cash flows for the periods indicated were as follows:

	Year ended December 31,
	2019	2018	2017
Cash flows used in operating activities	$(11,851)	$(17,679)	$(189)
Cash flows used in investing activities	(4,974)	(65,952)	(3,552)
Cash flows provided by financing activities	29,120	62,864	14,165

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

During the year ended December 31, 2019, cash used in operating activities was $11.9 million and was due primarily to a net loss of $26.9 million, a decrease from the revaluation of the earn-out liability of $0.3 million, a decrease in deferred taxes of $0.4 million and an increase in net assets and liabilities of $9.3 million offset by non-cash charges of 5.7 million for stock-based compensation, $3.2 million for depreciation and amortization, $7.2 million for amortization of intangible assets, $6.4 million for the amortization of debt discount, $1.7 million for impairment and other charges and $0.8 million for a prepayment premium and other costs related to early debt extinguishment.  The increase in net assets and liabilities is due primarily to an increase in accounts receivable of $17.3 million, an increase in inventories of $1.4 million, and a reduction in price reserves and other liabilities of $2.4 million partially offset by a decrease in prepaid expenses and other non-current assets of $0.5 million and an increase in accounts payable, accrued expenses and other liabilities of $11.3 million.

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

Cash Flows from Investing Activities

During the year ended December 31, 2019, cash used in investing activities was $5.0 million and was due primarily to the purchase of property and equipment for $4.5 million and an investment in an unconsolidated subsidiary of $0.5 million.

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

Cash Flows from Financing Activities

During the year ended December 31, 2019 cash provided by financing activities was $29.1 million and was due primarily to proceeds from the issuance of convertible senior notes net of issuance costs of $77.0 million and the proceeds from the exercise of stock options and RSU’s net of taxes of $1.0 million offset by the repayment of the Tennenbaum loan of $35.5 million, a payment against the earn-out liability of $7.2 million, and the purchase of capped calls associated with the issuance of the convertible senior notes of $6.2 million.

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

In connection with the Credit Agreement, Tennenbaum received a warrant to purchase 850,000 shares of common stock at an exercise price of $8.62 and a term of six years. We paid financing costs of $1.4 million. The financing costs and the value of the warrant, $4.8 million, were recorded as a debt discount and were being amortized over the life of the agreement. Amortization of debt discount was $1.2 million prior to the loan payoff with the remaining $3.6 million of unamortized debt discount being recognized as interest expense for the year  ended December 31, 2019. Borrowings of $33.8 million under this term loan were repaid in full on September 23, 2019 along with a contractual prepayment premium of $0.7 million which represented 2% of the outstanding loan balance.

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

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components.  The carrying amounts of the liability components of the Notes were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature.  The carrying amount of the equity component represents the conversion option and was determined by deducting the fair value of the liability component from the par value of the respective Notes.  This difference represents the debt discount that is amortized to interest expense over the respective term of the Notes using the effective interest rate method.  The carrying amount of the equity component that represents the conversion option was $22.6 million gross and $21.6 million net of issuance costs.  The equity component is recorded in additional paid-in capital and is not remeasured as long as it continue to meet the conditions for equity classification.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of December 31, 2019:

		Payments due by period
Contractual Obligations	Total	2020	2021 - 2022	2023 - 2024	After 2024
	(in thousands)
Operating leases (1)	$8,452	$2,006	$3,246	$1,238	$1,962
Inventory-related commitments (2)	8,841	8,841	—	—	—
Financing arrangements (3)	80,500	—	—	80,500	—
Interest obligation on financing arrangements	16,992	3,421	10,264	3,307	—
Total contractual cash obligations	$114,785	$14,268	$13,510	$85,045	$1,962

(1)	Operating leases primarily relate to our leases of office space with terms expiring through November 27, 2033.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of December 31, 2019.
(3)	Financing arrangements represent debt maturities under our convertible senior notes.

As of December 31, 2019 we had a liability of $266,000 for uncertain tax positions.

In May 2018, we entered into a new $35.0 million credit facility and terminated of our existing credit facility, which included paying off the outstanding term loan thereunder. In September 2019, we completed an offering of $80.5 million aggregate principal amount of the Notes and repaid in full the outstanding amounts under the $35.0 million credit facility.

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

Interest Rate Sensitivity

We had cash, cash equivalents and restricted cash of $21.7 million as of December 31, 2019, consisting of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross convertible notes of $80.5 million, with a fixed interest rate of 4.25%,  partially offset by an unamortized debt discount of approximately $23.9 million as of December 31, 2019.

We do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. We have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. Our exposure to interest rates relates to the change in the amounts of interest we must pay on our variable rate borrowings. A hypothetical 10% increase in our borrowing rates would result in a $0.3 million increase in cash interest expense on our principal balances as of December 31, 2019.

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

Revenue from contracts with customers

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

We also monitor collectability of accounts receivable primarily through review of our accounts receivable aging. When facts and circumstances indicate the collection of specific amounts or from specific customers is at risk, we assess the impact on amounts recorded for bad debts and, if necessary, record a charge in the period such determination is made. As of December 31, 2019 and 2018, the allowance for doubtful accounts was $60,000 and $30,000, respectively.

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

Income Taxes

We account for income taxes using an asset and liability approach, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements, but have not been reflected in our taxable income. Valuation allowances are established to reduce deferred tax assets as necessary when in management’s estimate, based on available objective evidence, it is more likely than not that we will not generate sufficient taxable income in future periods to realize the benefit of our deferred tax assets. We include interest and penalties related to unrecognized tax benefits in income tax expense. We recognize in our consolidated financial statements the impact of a tax position that based on its technical merits is more likely than not to be sustained upon examination. The valuation allowance as of December 31, 2019 was approximately $44.3 million.

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

During 2018 and 2019 our compensation committee granted RSUs that do not begin vesting until certain performance goals are met. All performance goals must be met in order for the shares to begin vesting. Vesting would begin on the one year anniversary of the grant date. As a result of these performance based vesting conditions we valued these RSUs using Monte Carlo simulation techniques to establish a fair value per share at the time of the grant.

The fair value of the employee stock options was estimated using the following assumptions for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Volatility	65%	72%	86%
Expected dividend yield	—	—	—
Risk-free rate	2.22%	2.85%	2.15%
Expected term (in years)	6	6	6

For the years ended December 31, 2019, 2018 and 2017, stock-based compensation expense was $5.7 million, $3.2 million and $3.5 million respectively. As of December 31, 2019, we had approximately $2.2 million of total unrecognized compensation expense related to stock options, net of related forfeiture estimates, which we expect to recognize over a weighted-average period of approximately 2.1 years. The intrinsic value of all outstanding options as of December 31, 2019 was $7.1 million based on the market price of our common stock of $8.50 per share. As of December 31, 2019, the total unrecognized compensation cost related to RSU’s and our 2015 Employee Stock Purchase Plan was $6.7 million and $44,000, respectively, and these amounts are expected to be recognized over 2.2 years and 0.1 years, respectively.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Adesto Technologies Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Adesto Technologies Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting  Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of the new lease standard.

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

San Jose, California

March 16, 2020

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$21,262	$8,630
Restricted cash	460	458
Accounts receivable, net	40,492	23,211
Inventories	20,023	18,635
Prepaid expenses	2,052	1,668
Other current assets	249	871
Total current assets	84,538	53,473
Property and equipment, net	8,113	7,085
Intangible assets, net	29,108	36,261
Other non-current assets	2,503	1,729
Operating lease right-of-use asset	4,300	—
Goodwill	38,640	38,640
Total assets	$167,202	$137,188
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,844	$16,146
Accrued compensation and benefits	5,279	4,038
Accrued expenses and other current liabilities	9,368	5,172
Price adjustments and other revenue reserves	3,640	4,819
Earn-out liability, current	2,911	10,450
Operating lease liabilities, current	1,230	—
Term loan, current	—	141
Total current liabilities	45,272	40,766
Term loan, non-current	—	29,418
Convertible long-term debt	56,589	—
Operating lease liabilities, non-current	4,726	—
Deferred rent, non-current	—	1,947
Deferred tax liability, non-current	1,363	1,735
Other non-current liabilities	476	580
Total liabilities	108,426	74,446
Commitments and contingencies (See Note 9)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2019 and 2018; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 30,268,685 and 29,442,065 shares issued and outstanding as of December 31, 2019 and 2018, respectively	3	3
Additional paid-in capital	206,356	184,158
Accumulated other comprehensive income (loss)	309	(135)
Accumulated deficit	(147,892)	(121,284)
Total stockholders' equity	58,776	62,742
Total liabilities and stockholders’ equity	$167,202	$137,188

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue, net	$118,166	$83,490	$56,112
Cost of revenue	61,461	47,429	28,637
Gross profit	56,705	36,061	27,475
Operating expenses:
Research and development	30,942	20,273	13,623
Selling, general and administrative	32,307	22,592	17,461
Amortization of intangible assets	7,153	3,871	1,222
Acquisition related expenses	227	7,029	—
Impairment and other charges	1,694	2,680	—
Total operating expenses	72,323	56,445	32,306
Loss from operations	(15,618)	(20,384)	(4,831)
Other income (expense):
Interest expense, net	(10,964)	(3,791)	(753)
Other income (expense), net	(90)	2,656	(3)
Total other income (expense), net	(11,054)	(1,135)	(756)
Loss before provision for (benefit from) income taxes	(26,672)	(21,519)	(5,587)
Provision for (benefit from) income taxes	184	(79)	101
Net loss	$(26,856)	$(21,440)	$(5,688)
Net loss per share:
Basic and diluted	$(0.90)	$(0.85)	$(0.31)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	29,902,351	25,144,562	18,591,308

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(26,856)	$(21,440)	$(5,688)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	444	160	(65)
Comprehensive loss	$(26,412)	$(21,280)	$(5,753)

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Stockholders' Equity
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2016	15,494,308	2	110,749	(230)	(94,156)	16,365
Proceeds from follow-on offering, net of issuance costs	5,000,000	—	18,363	—	—	18,363
Cashless exercise of common stock warrants	10,223	—	—	—	—	—
Options exercised	230,123	—	442	—	—	442
Employee stock purchase plan	110,711	—	339	—	—	339
Restricted stock units, net of taxes paid related to net settlement of equity awards	446,468	—	(308)	—	—	(308)
Stock-based compensation	—	—	3,502	—	—	3,502
Foreign currency translation adjustments	—	—	—	(65)	—	(65)
Net loss	—	—	—	—	(5,688)	(5,688)
Balances as of December 31, 2017	21,291,833	2	133,087	(295)	(99,844)	32,950
Proceeds from offering, net of issuance costs	7,705,000	1	42,658	—	—	42,659
Issuance of warrants	—	—	4,799	—	—	4,799
Options exercised	112,965	—	280	—	—	280
Employee stock purchase plan	125,567	—	550	—	—	550
Restricted stock units, net of taxes paid related to net settlement of equity awards	206,700	—	(424)	—	—	(424)
Stock-based compensation	—	—	3,208	—	—	3,208
Foreign currency translation adjustments	—	—	—	160	—	160
Net loss	—	—	—	—	(21,440)	(21,440)
Balances as of December 31, 2018	29,442,065	$3	$184,158	$(135)	$(121,284)	$62,742
ASC 842 adoption adjustment	—	—	—	—	248	248
Options exercised	112,647	—	378	—	—	378
Employee stock purchase plan	283,931	—	1,193	—	—	1,193
Restricted stock units, net of taxes paid related to net settlement of equity awards	430,042	—	(582)	—	—	(582)
Stock-based compensation	—	—	5,697	—	—	5,697
Foreign currency translation adjustments	—	—	—	444	—	444
Purchase of capped calls	—	—	(6,150)	—	—	(6,150)
Equity component of convertible senior notes (net of costs of $1 million)	—	—	21,662	—	—	21,662
Net loss	—	—	—	—	(26,856)	(26,856)
Balances as of December 31, 2019	30,268,685	$3	$206,356	$309	$(147,892)	$58,776

See accompanying Notes to Consolidated Financial Statements

ADESTO TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(26,856)	$(21,440)	$(5,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,697	3,208	3,502
Depreciation and amortization	3,222	2,379	1,384
Amortization of intangible assets	7,153	3,871	1,222
Amortization of debt discount	6,408	1,125	82
Deferred income taxes	(372)	(184)	(1)
Prepayment premium and related costs of early extinguishment of debt	784	—	—
Gain on sale of equipment	—	(18)	—
Changes in fair value of earn-out liability	(320)	(2,569)	—
Impairment and other losses	1,694	2,680	—
Changes in assets and liabilities:
Accounts receivable	(17,281)	(11,331)	(2,557)
Inventories	(1,388)	(7,111)	(632)
Prepaid expenses and other current assets	238	1,539	(478)
Other non-current assets	260	(11)	(270)
Accounts payable	7,070	5,174	2,521
Accrued compensation and benefits	1,241	1,424	1,015
Accrued expenses and other current liabilities	2,959	(719)	58
Price adjustments and other revenue reserves	(1,179)	4,819	—
Other non-current liabilities	(1,181)	(58)	75
Deferred rent	—	(457)	(422)
Net cash used in operating activities	(11,851)	(17,679)	(189)
Cash flows from investing activities:
Acquisition of property and equipment	(4,517)	(3,208)	(2,868)
Acquisition of Echelon, net of cash acquired	—	(28,836)	—
Acquisition of S3 Semiconductors, net of cash acquired	—	(34,616)	(350)
Maturities of short-term investments	—	1,274	—
Investment in unconsolidated affiliate	(457)	(566)	(334)
Net cash used in investing activities	(4,974)	(65,952)	(3,552)
Cash flows from financing activities:
Proceeds from public offering, net of underwriting discounts and commissions	—	42,659	18,363
Proceeds from exercise of stock options and employee stock purchase plan	1,571	830	781
Tax withholdings related to net share settlement of restricted stock units	(582)	(424)	(308)
Proceeds from revolving line of credit	—	—	30,598
Payments on revolving line of credit	—	(1,500)	(30,905)
Proceeds from term loan, net of fees	—	33,591	12,000
Proceeds from issuance of convertible senior notes, net of issuance costs	76,992	—	—
Payments on term loan	(35,492)	(12,292)	(16,364)
Purchase of capped calls	(6,150)	—	—
Payment on earn-out liability	(7,219)	—	—
Net cash provided by financing activities	29,120	62,864	14,165
Effect of exchange rates on cash, cash equivalents and restricted cash	339	(223)	(65)
Net increase (decrease) in cash, cash equivalents and restricted cash	12,634	(20,990)	10,359
Cash, cash equivalents and restricted cash - beginning of year	9,088	30,078	19,719
Cash, cash equivalents and restricted cash - end of year	$21,722	$9,088	$30,078
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$2,882	$2,800	$695
Supplemental disclosures of non-cash investing and financing information:
Purchase of property and equipment included in accounts payable	$372	$533	$420
Fair value of warrants issued in connection with term loan	—	4,799	363
Accrued deferred financing costs	—	—	125
Equity component of convertible senior notes	21,662	—	—

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

On February 20, 2020, we entered into a definitive merger agreement with Dialog Semiconductor plc, a company incorporated in England and Wales. According to the terms of the merger Dialog, will acquire 100% of the issued capital of the Company (see Note 17, Subsequent Event).

Liquidity.

Since inception we have funded our operations primarily through sales of common and preferred stock and borrowing arrangements. As of December 31, 2019, our principal sources of liquidity consisted of cash, cash equivalents and restricted cash of $21.7 million. In addition, we have incurred net losses since our inception, and as of December 31, 2019 have an accumulated deficit of approximately $147.9 million. We expect to continue to incur operating losses and negative cash flows from operations through March 31, 2021 if we remain independent.

We believe our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs over the next 12 months if we remain independent. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our spending to support research and development activities, the timing and cost of establishing additional sales and marketing capabilities, the introduction of new and enhanced products and our costs to implement new manufacturing technologies. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Any additional debt financing obtained by us in the future could also involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow or support our business and to respond to business challenges could be significantly limited.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. Instead, an entity should recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the effect of the adoption of this ASU but anticipates that the adoption will not have a material impact on its consolidated financial statements.

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

In accordance with the new standard requirements, the disclosure of the impact of adoption on select consolidated balance sheet line items was as follows (in thousands):

	As of December 31, 2019
	As	Balances without	Effect of
	Reported	ASC 606	Change
Accounts receivable, net	$40,492	$36,852	$(3,640)
Price adjustments and other revenue reserves	$3,640	$—	$3,640

	As of December 31, 2018
	As	Balances without	Effect of
	Reported	ASC 606	Change
Accounts receivable, net	$23,211	$18,392	$(4,819)
Price adjustments and other revenue reserves	$4,819	$—	$4,819

Revenue from contracts with customers.

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

Timing of Revenue Recognition.

	2019	2018
	(in thousands)
Products transferred at a point in time	$99,799	$72,323
Products and services transferred over time	18,367	11,167
	$118,166	$83,490

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled and our contract liabilities which we classify as deferred revenue:

	Year ended December 31,
	2019	2018	Change
	(in thousands)
Contract assets:
Accounts receivable, unbilled	$1,353	$751	$602
Contract liabilities:
Deferred revenue	$415	$1,848	$(1,433)

Accounts receivable, unbilled represents revenue recognized on certain development contracts for which invoicing has not yet occurred based on the terms of the development contract. As of December 31, 2019 and 2018, we had $1.4 million and $0.8 million, respectively, classified as unbilled accounts receivable.

Deferred revenue represents amounts invoiced to customers for certain development contracts for which revenue has yet to be recognized based on actual development hours performed. Typically, the timing of invoicing is based on the terms of the contract. As of December 31, 2019 and 2018, we had $0.4 million and $1.8 million, respectively, classified as deferred revenue.

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

Product Warranty.

Our non-volatile memory (“NVM”) products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During the year ended December 31, 2015, we recorded $250,000 for a specific potential warranty claim. During the years ended December 31, 2017 and 2016, $185,000 and $41,000, respectively, has been incurred relating to this potential warranty claim and during the year ended December 31, 2017 we recorded $27,000 for an additional potential warranty claim. During 2019 and 2018, we did not record any additional liability related to potential warranty claims. As of December 31, 2019 and 2018, the warranty accrual related to NVM products was $51,000 and $51,000, respectively, and is included in accrued expenses and other current liabilities on the consolidated balance sheets.

At the time of the Echelon acquisition we recorded a warranty liability of $401,000 related to Echelon products. For the period ended December 31, 2018, we recorded additional warranty expense of $53,000. As of December 31, 2019, the warranty accrual related to Echelon products was $453,000 of which $186,000 is recorded in accrued expenses and other current liabilities on the consolidated balance sheets and $267,000 is recorded in other long-term liabilities on the consolidated balance sheets. As of December 31, 2018, the warranty accrual related to Echelon products was $454,000 of which $215,000 was recorded in accrued expenses and other current liabilities on the consolidated balance sheets and $239,000 was recorded in other long-term liabilities.

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

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. We had a net gain from foreign currency translation of assets and liabilities of $0.4 million for the year ended December 31, 2019.  We had a net gain from foreign currency translation of assets and liabilities of $0.2 million for the year ended December 31, 2018.  We had a net loss from foreign currency translation of assets and liabilities of $0.1 million for the year ended December 31, 2017.   We had a net loss of $0.4 million arising from transactions denominated in currencies other than the functional currency for the year ended December 31, 2019.  We had a net gain of $69,000 arising from transactions denominated in currencies other than the functional currency for the year ended December 31, 2018 and we had a net loss arising from transactions denominated in currencies other than the functional currency of $4,000 for the year ended December 31, 2017.  These transaction gains and losses are included in other income (expense), net in the consolidated statements of operations.

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

Long-Lived Assets.

We evaluate our long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We recognize an impairment loss when the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to the asset. If impairment is indicated, we write the asset down to its estimated fair value. We recognized an impairment of $1.7 million and $2.7 million on certain long-lived assets for the years ended December 31, 2019, and December 31, 2018 , respectively.

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

When evaluating goodwill for impairment, we may initially perform a qualitative assessment which includes a review and analysis of certain quantitative factors to estimate if a reporting units’ fair value significantly exceeds its carrying value. When the estimate of a reporting unit’s fair value appears more likely than not to be less than its carrying value based on this qualitative assessment, we continue to the first step of two steps impairment test. The first step requires a comparison of the fair value of the reporting unit to its net book value, including goodwill. The fair value of the reporting units is determined based on a weighting of income and market approaches. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue or earnings for comparable companies. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, and future economic and market conditions and determination of appropriate market comparables. We base these fair value estimates on reasonable assumptions but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets, other than goodwill, and the fair value of the reporting unit, and, if the difference is less than the net book value of goodwill, an impairment charge is recorded. In the event that we determine that the value of goodwill has become impaired, we record a charge for the amount of impairment during the fiscal quarter in which the determination is made. We operate in one reporting unit. We conducted our annual goodwill impairment analysis in the fourth quarters of 2019, 2018, and 2017 and no goodwill impairment was indicated.

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

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. As a result of our favorable collection experience and customer concentration, there was no allowance for doubtful accounts as of December 31, 2017.. We recorded an allowance for doubtful accounts of $60,000 and $30,000 for the years ended December 31, 2019 and December 31, 2018.

Customer concentrations as a percentage of revenue, net were as follows:

	Year Ended December 31,

	2019	2018	2017
Customer A	13%	17%	18%
Customer B	*	*	10%
Customer C	16%	*	*

*     less than 10%

Customer concentrations as a percentage of gross accounts receivable were as follows:

	Year Ended December 31,
	2019	2018	2017
Customer A	*	*	31%
Customer B	45%	13%	*

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

Loss Contingencies.

We are or have been subject to claims arising in the ordinary course of business. We evaluate contingent liabilities, including threatened or pending litigation, for potential losses. If the potential loss from any claim or legal proceedings is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based upon the best information available. For potential losses for which there is a reasonable possibility (meaning the likelihood is more than remote but less than probable) that a loss exists, we will disclose an estimate of the potential loss or range of such potential loss or include a statement that an estimate of the potential loss cannot be made. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates, which could materially impact our consolidated financial statements

Note 2. Acquisitions.

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

S3 Asic Semiconductors Limited.

On May 9, 2018, we acquired 100% of the issued capital of S3 Asic Semiconductors Limited, a private company limited by shares and incorporated in Ireland (“S3 Semiconductors”), pursuant to the Share Purchase Agreement dated May 9, 2018 (the “Agreement”). S3 Semiconductors is headquartered in Ireland and its subsidiaries are in the United States, Portugal and the Czech Republic. S3 Semiconductors and its subsidiaries are engaged in the business of providing advanced mixed signal semiconductor devices and intellectual property to customers in the industrial and communications markets. The aggregate consideration was approximately $35.0 million in cash and contingent consideration in the form of a $15.0 million earn-out. The earn-out is based on achievement of certain milestones through 2019, including minimum total revenue targets, revenue derived from sales of semiconductor devices and new customer engagements with minimum value thresholds. Based on revised estimates of performance against the earn-out thresholds we recorded a change in the fair value of the earn-out liability to approximately $10.5 million as of December 31, 2018. During 2019 we revalued the earn-out liability and recorded a reduction in that liability of approximately $0.3 million. In October 2019, we paid approximately $7.2 million against the liability and as of December 31, 2019 we estimated the fair value of the earn-out liability to $2.9 million.

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

Note 3. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2019	2018
Accounts receivable	$39,199	$22,490
Accounts receivable, unbilled	1,353	751
Allowance for doubtful accounts	(60)	(30)
Total accounts receivable, net	$40,492	$23,211

Inventories.

Inventories consisted of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$6,081	$1,427
Work-in-process	6,715	11,451
Finished goods	7,227	5,757
Total inventories	$20,023	$18,635

For the year ended December 31, 2019, we did not realize a benefit from the sales of previously written-down products.   For the years ended December 31, 2018 and 2017, we realized a benefit of $1.3 million and $1.3 million, respectively, from sales of previously written-down products. Inventory write-downs were primarily associated with products built in excess of customer demand which resulted in excess inventory levels and legacy products for which no demand exists.

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Machinery and equipment	$17,522	$15,537
Leasehold improvements	4,445	4,422
Computer software	4,142	3,760
Furniture and fixtures	733	372
Construction in progress	115	52
Property and equipment, at cost	26,957	24,143
Accumulated depreciation and amortization	(18,844)	(17,058)
Property and equipment, net	$8,113	$7,085

The Company incurs costs for the fabrication of masks used by its foundry partners to manufacture its products. Beginning the first fiscal quarter of 2017, the Company capitalizes mask costs that are expected to be utilized in production manufacturing as the Company’s product development process has become more predictable and thus supports capitalization of the mask. The capitalized mask costs begin depreciating to cost of revenue once the products go into production. Depreciation is computed using the straight-line method over a three-year period which is the expected useful life of the mask. Previously mask sets were expensed to research and development.

Depreciation and amortization expense of property and equipment for the years ended December 31, 2019, 2018, and 2017 was $3.2 million, $2.4 million, and $1.4 million, respectively.

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued sales commission payable	$389	$387
Accrued manufacturing expenses	1,106	692
Deferred rent, current portion	—	514
Liabilities to certain customers	4,144	366
Warranty reserve	513	505
Deferred revenue, current portion	415	1,848
Income tax payable	132	172
Interest payable	950	—
Other accrued liabilities	1,719	688
Total accrued expenses and other current liabilities	$9,368	$5,172

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

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
As of December 31, 2019
Assets:
Money market funds	$460	$—	$—	$460
U.S. government securities	300	—	—	300
	$760	$—	$—	$760
Liabilities:
Earn-out liability	$—	$—	$2,911	$2,911

As of December 31, 2018
Assets:
Money market funds	$458	$—	$—	$458
U.S. government securities	1,282	—	—	1,282
	$1,740	$—	$—	$1,740
Liabilities:
Earn-out liability	$—	$—	$10,450	$10,450

As of December 31, 2019, we had an earn-out liability of $2.9 million and as of December 31, 2018, we had an earn-out liability of $10.5 million. All of the earn-out liability was related to the acquisition of S3 Semiconductors which was completed in May 2018 (see Note 2). The earn-out liability was calculated using the present value of a probability weighted income approach.

Changes in the earn-out liability during 2019 was as follows:

Balance as of January 1, 2019	$10,450
Payments	(7,219)
Change in fair value	(320)
Change in foreign currency exchange rate	—
Balance as of December 31, 2019	$2,911

Changes in the earn-out liability during 2018 was as follows:
Balance as of January 1, 2018	$—
Acquisitions	13,497
Change in fair value	(2,569)
Change in foreign currency exchange rate	(478)
Balance as of December 31, 2018	$10,450

As of December 31, 2017, we had no financial liabilities measured at fair value on a recurring basis.

The Company’s cash equivalents include U.S. government securities with a minimum and weighted average credit rating of A-1+. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. As of December 31, 2019, the Company classified all of its fixed income securities as having Level 1 inputs. The Company's procedures include controls to ensure that appropriate fair values are recorded by comparing prices obtained from a third party independent source.

Note 5. Purchased Intangible Assets and Goodwill

In connection with our purchase of the serial flash memory product line assets from Atmel Corporation, we recorded $16.4 million of intangible assets.

In connection with the acquisition of S3 (Note 2), we recorded $15.3 million of intangible assets.

In connection with the acquisition of Echelon (Note 2), we recorded $17.7 million of intangible assets

Intangible assets, net are as follows (in thousands):

		December 31, 2019
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 - 10	$16,032	$6,905	$9,127
Customer relationships	7 - 12	28,411	9,608	18,803
Customer backlog	1	2,779	2,779	—
Contract backlog	0.5	210	210	—
Non-compete agreement	2 - 5	662	588	74
Trademarks	8 - 12	1,290	186	1,104
Total intangible assets subject to amortization		$49,384	$20,276	$29,108

		December 31, 2018
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 - 10	$16,032	$3,593	$12,439
Customer relationships	7 - 12	28,411	6,085	22,326
Customer backlog	1	2,779	2,779	—
Contract backlog	0.5	210	210	—
Non-compete agreement	2 - 5	662	398	264
Trademarks	8 - 12	1,290	58	1,232
Total intangible assets subject to amortization		$49,384	$13,123	$36,261

The estimated future amortization expense of acquisition-related intangible assets subject to amortization as of December 31, 2019 is as follows (in thousands):

Year Ended December 31,
2020	$7,036
2021	6,962
2022	6,070
2023	3,736
2024	3,463
Thereafter	1,841
Total	$29,108

Note 6. Investment in Unconsolidated Affiliates.

During 2019 and 2018, we made investments in Semitech Semiconductor Pty. Ltd., an Australian corporation (“Semitech”), as part of a license and development agreement dated April 16, 2016. Semitech has developed Narrowband-Power Line Communications (“N-PLC”) products and market knowledge in the N-PLC devices space and plans to sell its products into the Smart Grid, Solar, Smart Lighting and Industrial space. Investments during 2016 through June 14, 2017 were recorded as notes receivable. On June 15, 2017, $0.4 million of notes receivable and accrued interest were converted into 233,335 shares of preferred stock in Semitech. In June 2018, we converted $0.5 million of notes receivable and accrued interest into 312,076 shares of preferred stock in Semitech.  None of the notes receivable were converted into shares of preferred stock during the year ended December 31, 2019.  This investment is recorded at cost in other non-current assets on the consolidated balance sheets as of December 31, 2019 and 2018 in the amount of $0.9 million and $0.9 million, respectively. As of December 31, 2019 and 2018, we held investments in notes receivable in the amount of $0.7 million and $0.2 million, respectively, which were classified in other non-current assets on the consolidated balance sheets.

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

In connection with the Credit Agreement, Tennenbaum received a warrant to purchase 850,000 shares of common stock at an exercise price of $8.62 and a term of six years. The fair value of the warrant was $4.9 million and was calculated using the Black-Scholes option pricing model.  The inputs used in calculating fair value were: initial exercise price of $8.30, stock price of $8.70, volatility of 70%, term of 6 years and a risk-free interest rate of 2.87%.  In addition, we paid financing costs of $1.4 million. The financing costs and the value of the warrant, $4.8 million, were recorded as a debt discount and are being amortized over the life of the Credit Agreement. During the year ended December 31, 2018, the amortization of debt discount was $1.1 million and the unamortized debt discount was $5.1 million as of December 31, 2018.

Borrowings of $33.8 million under this facility were repaid in full in September 2019. In addition, the Company was required to pay a prepayment premium of $0.7 million. In connection with the repayment of this facility, the remaining balance of the debt discount was recognized as interest expense. Amortization of debt discount was $5.1 million and $1.1 million  for the years ended December 31, 2019 and 2018, respectively.

Convertible Notes.

On September 23, 2019, the Company completed an offering of $80.5 million aggregate principal amount of 4.25% Convertible Senior Notes due 2024 (the "Notes"). The Notes were sold pursuant to an indenture between the Company and U.S. Bank National Association (the “Trustee”).  The Notes are senior, unsecured obligations of the Company. The Notes pay interest at a rate equal to 4.25% per year. Interest on the Notes is payable semiannually in arrears on March 15 and September 15 of each year, beginning March 15, 2020. Interest accrues on the Notes from the last date to which interest has been paid or duly provided for or, if no interest has been paid or duly provided for, from September 23, 2019. Unless earlier converted, redeemed or repurchased, the Notes mature on September 15, 2024.

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

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components.  The carrying amounts of the liability components of the Notes were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature.  The carrying amount of the equity component represents the conversion option and was determined by deducting the fair value of the liability component from the par value of the respective Notes.  The difference represents the debt discount that is amortized to interest expense over the respective terms of the Notes using the effective interest method.  The carrying amount of the equity component that represents the conversion option was $22.6 million gross and $21.6 million net of issuance costs.  The equity component is recorded in additional paid-in capital and is not remeasured as long as it continues to meet the conditions for equity classification.

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

On September 18, 2019, in connection with the pricing of the Notes, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with each of Credit Suisse Capital LLC and Société Générale (the “option counterparties).  On September 19, 2019, in connection with the exercise of the option in full by the initial purchasers, Adesto entered into additional privately negotiated capped call transactions (the

“Additional Capped Call Transactions,” and together with the Base Capped Call Transactions, the “Capped Call Transactions”) with each of the option counterparties.

The Capped Call Transactions relating to the Notes will initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Notes.  The cap price of the Capped Call Transactions is initially $15.86 per share of common stock, representing a premium of 75.0% above the last reported sales price of $9.06 per share of common stock on September 18, 2019, and is subject certain adjustments under the terms of the Capped Call Transactions.  The Capped Call Transactions are expected generally to reduce the potential dilution to the common stock as a result of any conversion of the Notes and/or offset any cash payments that Adesto would be required to make in excess of the principal amount upon conversion of the Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price.

In connection with establishing their initial hedges of the Capped Call Transactions, the Company expects that the option counterparties or their respective affiliates will purchase shares of common stock and/or enter into various derivative transactions with respect to common stock concurrently with, or shortly after, the pricing of the Notes.  This activity could increase (or reduce the size of any decrease in) the market price of common stock or Notes at that time.

In addition, the Company expects that the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to common stock and/or purchasing or selling common stock in secondary market transactions following the pricing of the Notes and prior to the maturity of the Notes.  This activity could cause or avoid an increase or decrease in the market price of common stock or the Notes which could affect holders’ ability to convert the Notes.

The Capped Call Transactions are separate transactions entered into by Adesto with the option counterparties, are not part of the terms of the Notes, and will not affect any holder’s rights under the Notes.  Holders of the Notes will not have any right with respect to the Capped Calls Transactions.  The premium paid for the purchase of the capped calls in the amount of $6.2 million has been recorded as a reduction to additional paid-in capital and will not be remeasured.

The following table summarizes information about the equity and liability components of the Notes (in thousands):

December 31,
2019
Liability component:
Principal amount	$80,500
Unamortized discount	(21,529)
Unamortized issuance costs	(2,382)
Total convertible senior notes	$56,589

Equity component , net of issuance costs	$21,662

Outstanding borrowings consisted of the following (in thousands):

	December 31,
	2019	2018
Term loan, current	$—	$141
Term loan, non-current	—	29,418
Convertible notes	56,589	—
Total	$56,589	$29,559

Future repayments on the outstanding convertible notes are as follows: (in thousands)

Year Ended December 31,
2020	$—
2021	—
2022	—
2023	—
2024	80,500
$80,500

Interest expense incurred under our borrowings was $11.0 million, $3.9 million, and $0.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Year Ended December 31,

	2019	2018	2017
United States	$31,887	$23,188	$11,667
Rest of Americas	5,217	2,790	245
Europe	20,942	17,514	9,546
Asia Pacific	59,167	39,463	34,263
Rest of world	953	535	391
Total	$118,166	$83,490	$56,112

Long-lived assets are attributed to the geographic region were they are located. Long-lived assets by geographic region were as follows (in thousands):

	December 31,
	2019	2018
United States	$3,248	$3,879
Asia Pacific	4,093	2,968
Europe	772	238
Total property and equipment, net	$8,113	$7,085

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

The following table reflects our lease assets and our lease liabilities at December 31, 2019 and January 1, 2019 (in thousands).

	December 31,	January 1,
	2019	2019
Assets:
Operating lease right-of-use assets	$4,300	$4,877

Liabilities:
Operating lease liabilities, current	$1,230	$1,116
Operating lease liabilities, non-current	$4,726	$5,917

Lease Costs:

The components of lease costs were as follows (in thousands):

Year Ended
December 31,
2019
Operating lease cost	$2,156

As of December 31, 2019, the maturity of operating lease liabilities was as follows (in thousands):

(In thousands)
2020	$2,006
2021	1,693
2022	1,553
2023	1,016
2024	222
Thereafter	1,962
Total lease payments	8,452
Less: Interest	(2,496)
Present value of lease liabilities	$5,956

Lease Term and Discount Rate:

December 31,
2019
Weighted-average remaining lease term (in years)	7.0
Weighted-average discount rate	11.56%

Other Information:

Supplemental 2019 cash flow information related to leases was as follows (in thousands):

Year Ended
December 31, 2019

Operating cash outflows from operating leases	$2,156
Right-of-use assets obtained in exchange for new operating lease liabilities	$—

Rent expense under operating leases for 2019, 2018, and 2017 was $2.2 million, $2.0 million, and $1.0 million, respectively.

Purchase Commitments.

As of December 31, 2019, we had purchase commitments with our third-party foundries of $8.8 million due within one year.

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

Note 10. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We were authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share as of December 31, 2019 and 2018. Each holder of common stock is entitled to one vote per share. As of December 31, 2019, no dividends have been declared by the Board of Directors, however, the holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors.

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

We completed an offering of $80.5 million of convertible senior notes in September 2019. In conjunction with this issuance we reserved 8,885,204 shares of common stock.

Common Stock Reserved for Future Issuance.

As of December 31, 2019 and 2018, we had reserved shares of common stock for future issuances as follows:

	December 31,
	2019	2018
Warrants to purchase common stock	1,165,282	1,239,423
Options outstanding	1,929,391	1,865,415
Restricted stock units outstanding	1,451,507	1,154,980
Shares available for future grants	288,813	96,515
Shares available for ESPP	373,428	362,938
Shares reserved for issuance upon conversion of the Notes	8,885,204	0
Total	14,093,625	4,719,271

Common Stock Warrants.

In connection with the conversion of preferred stock warrants upon the completion of our IPO on October 30, 2015, the following common stock warrants were outstanding:

As of December 31, 2019
Total amount of securities issuable
under the outstanding warrants	Exercise Price	Issuance Date	Expiration Date
315,282	$2.38	2014-2015	2022-2024
850,000	$8.62	2018	2024
1,165,282	$6.93

As of December 31, 2018
Total amount of securities issuable
under the outstanding warrants	Exercise Price	Issuance Date	Expiration Date
74,141	$30.35	2012-2013	2019
315,282	$2.38	2014-2015	2022-2024
850,000	$8.62	2018	2024
1,239,423	$8.33

Common stock warrants are exercisable at the option of the holder any time after the date of issuance into shares of our common stock. During 2019, 74,141 common stock warrants expired unexercised on September 27, 2019.

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

Under our 2015 Employee Stock Purchase Plan, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. Eligible employees will be able to select a rate of payroll deduction up to 15% of their base cash compensation. The purchase price for shares of our common stock purchased under our 2015 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. Except for the first offering period, each offering period will run for no more than six months, with purchases occurring every six months. The first offering period began upon the effective date of our IPO and was originally set to end on June 30, 2016. During 2019 and 2018, we issued 283,931 and 125,567 shares of common stock, respectively, in conjunction with the ESPP.

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

A summary of stock option and RSUs activity under the 2007 Plan and the 2015 Equity Incentive Plan is as follows:

	Stock Options
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2016	991,895	$2.68	6.3	$161
Granted	835,480	4.30
Exercised	(230,123)	1.92
Canceled	(36,799)	4.16
Outstanding as of December 31, 2017	1,560,453	3.63	7.6	$4,632
Granted	479,375	7.25
Exercised	(112,965)	2.48
Canceled	(61,448)	3.65
Outstanding as of December 31, 2018	1,865,415	4.63	7.6	$1,540
Granted	189,856	6.16
Exercised	(112,647)	3.36
Canceled	(13,233)	6.53
Outstanding as of December 31, 2019	1,929,391	$4.84	6.9	$7,146
Options vested and expected to vest as of December 31, 2019	1,875,980	$4.80	6.9	$7,029
Options vested and exercisable as of December 31, 2019	1,248,054	$4.23	6.3	$5,408

	Restricted Stock Units
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2016	490,954	$5.80	0.5	$908
Granted	541,513	2.88
Released	(497,009)	5.64
Forfeited/expired	(25,564)	5.98
Outstanding as of December 31, 2017	509,984	2.84	1.4	$3,288
Granted	925,578	6.55
Released	(264,568)	4.02
Forfeited/expired	(15,924)	8.34
Outstanding as of December 31, 2018	1,154,980	5.50	1.4	$5,082
Granted	978,851	6.35
Released	(512,703)	5.31
Forfeited/expired	(169,621)	5.15
Outstanding as of December 31, 2019	1,451,507	$6.18	1.3	$12,314

Certain of the RSUs that were released in 2017, 2018 and 2019 were net-share settled such that we withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were based on the value of the RSUs on their release date as determined by our closing stock price. These net-share settlements had the effect of share repurchases as they reduced and retired the number of shares that would have otherwise been issued as a result of the release and did not represent an expense to us. During the year ended December 31, 2019, 512,703 shares of RSUs were released and, of those, we withheld 82,861 shares to satisfy $0.6 million of employees' minimum tax obligation on the released RSUs. During the year ended December 31, 2018, 264,568 shares of RSUs were released and, of those, we withheld 66,272 shares to satisfy $0.4 million of employees’ minimum tax obligation on the released RSUs. During the year ended December 31, 2017, 134,541 shares of RSUs were released and, of those, we withheld 50,541 shares to satisfy $0.1 million of employees’ minimum tax obligation on the released RSUs.

Additional information regarding stock options outstanding and vested as of December 31, 2019 is summarized below:

				Options Vested and
	Options Outstanding			Exercisable
		Weighted-	Weighted-		Weighted-
	Number of	Average	Average	Shares	Average
	Stock	Remaining	Exercise	subject	Exercise
	Options	Contractual	Price per	to Stock	Price per
Range of Exercise Prices	Outstanding	Life (Years)	Share	Options	Share
$1.60	4,417	6.8	$1.60	3,416	$1.60
$1.65	268,559	3.2	1.65	268,559	1.65
$3.30 - $3.48	212,307	5.9	3.40	208,584	3.40
$3.55	370,275	7.2	3.55	245,596	3.55
$3.60 - $4.58	155,365	7.4	3.76	109,460	3.66
$5.25	216,993	7.2	5.25	136,051	5.25
$5.30 - $5.87	205,018	9.1	5.76	42,531	5.56
$6.15 - $8.10	183,651	8.3	6.62	81,611	6.48
$8.45	239,413	8.3	8.45	89,777	8.45
$8.55 - $10.00	73,393	6.5	9.63	62,469	9.79
$1.60-$10.00	1,929,391	6.9	$4.84	1,248,054	$4.23

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

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

	Year Ended December 31,
	2019	2018	2017
Volatility	65%	72%	86%
Expected dividend yield	—	—	—
Risk-free rate	2.22%	2.85%	2.15%
Expected term (in years)	6	6	6

The weighted-average grant date fair value of the options granted under the 2015 Equity Incentive Plan as calculated using the Black-Scholes option-pricing model was $3.68, $4.59 and $3.11 per share for the years ended December 31, 2019, 2018 and 2017, respectively.

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

On April 1, 2018, our compensation committee granted 102,283 RSUs that do not begin vesting unless certain performance goals are met. Vesting will not begin unless the stock performance goals are met and the number of shares eligible to begin vesting are based on Adesto’s share performance as compared to the Russell 2000 stock index which is the performance threshold established by the compensation committee. The evaluation period for the stock performance is from April 2, 2018 through March 31, 2019. Vesting begins on the one-year anniversary of the grant date with 20% of the shares vesting immediately and the remaining 80% of the shares vesting over the next eight quarters. As a result of these performance-based vesting conditions we valued these RSUs using Monte Carlo simulation techniques to establish a fair value per share of $4.92 at the time of grant. As of December 31, 2019, Adesto's share price did not meet the performance threshold and the PRSU's were not awarded.

On March 25, 2019, our compensation committee granted 147,954 RSUs that do not begin vesting unless certain performance goals are met. Vesting of these shares will not begin unless the stock price performance goals are met and the number of shares eligible to begin vesting are based on Adesto's share performance as compared to the Russell 2000 stock index which is the performance threshold established by the compensation committee. The evaluation period for the stock performance is from March 15, 2019 through March 15, 2020. Vesting would begin on the one-year anniversary of the grant date with 20% of the shares vesting immediately and the remaining 80% of the shares vesting over the next eight quarters. As a result of these performance-based vesting conditions we valued these RSUs using Monte Carlo simulation techniques to establish a fair value per share of $4.05 at the time of grant. Expense for these RSUs is being amortized over three years.

The following table presents the effects of stock-based compensation for stock options, RSUs, and ESPP (in thousands):

	Year Ended December 31,

	2019	2018	2017
Cost of revenue	$290	$190	$112
Research and development	2,119	1,203	1,172
Selling, general and administrative	3,288	1,815	2,218
Total	$5,697	$3,208	$3,502

Stock-based compensation expense capitalized to inventories was not material during the years ended December 31, 2019, 2018 and 2017.

We did not realize any income tax benefit from stock option exercises in any of the periods presented due to recurring losses and valuation allowances.

As of December 31, 2019, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $2.2 million, and this amount is expected to be recognized over a weighted-average period of approximately 2.1 years.

As of December 31, 2019, the total unrecognized compensation cost related to RSUs and ESPP was $6.7 million and $44,000, respectively, and these amounts are expected to be recognized over 2.2 years and 0.2 years, respectively.

Note 12. Income Taxes.

The components of our income (loss) before provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$(28,736)	$(23,170)	$(5,974)
Foreign	2,064	1,651	387
Loss before provision for (benefit from) income taxes	$(26,672)	$(21,519)	$(5,587)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$1	$1	$—
State	13	12	3
Foreign	513	92	98
Total current provision for (benefit from) income taxes	527	105	101
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(343)	(184)	—
Total deferred provision for (benefit from) income taxes	(343)	(184)	—
Total	$184	$(79)	$101

The reconciliation of the federal statutory income tax to our effective tax is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal tax at statutory rate	$(5,601)	$(4,519)	$(1,896)
State taxes - current	14	13	—
State taxes - deferred	(947)	(12,354)	(877)
Foreign rate differential	25	(199)	(46)
Nondeductible expenses	83	251	453
Research and development credit	(685)	(174)	(174)
Stock compensation	30	47	218
Change in federal rate	—	(2,191)	12,231
Transaction costs	—	1,615	—
Change in valuation allowance	7,265	17,432	(9,808)
Total	$184	$(79)	$101

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$32,868	$31,399
Accruals and reserves	1,799	1,528
Amortization of intangible assets	—	—
Tax credit carryforwards	14,644	13,081
Depreciation	—	280
Deferred revenue	27	123
Lease liability	862	—
Other	3,275	1,093
Gross deferred tax assets	53,475	47,504
Valuation allowance	(46,350)	(43,957)
Total deferred tax assets	7,125	3,547
Deferred tax liabilities:
Fixed assets	(85)	—
Right-of-use assets	(487)	—
Convertible notes	(4,629)	—
Amortization of intangible assets	(3,278)	(5,282)
Total deferred tax liabilities	(8,479)	(5,282)
Net deferred tax liability	$(1,354)	$(1,735)

In accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes, a valuation allowance is provided when it is more likely than not that the deferred tax assets will not be realized. Based on our review of both the positive and negative evidence, which includes our historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting its results, we have concluded that it is more likely than not that the we will not be able to realize all of our U.S. deferred tax assets. Therefore, we have established a valuation allowance to offset net deferred tax assets as of December 31, 2019, 2018 and 2017 due to the uncertainty of realizing future tax benefits from our net operating loss (“NOL”) carryforwards and other deferred tax assets. The net change in the total valuation allowance for the years ended December 31, 2019, 2018, and 2017 was an increase of $2.4 million, an increase of $17.4 million and a decrease of $9.8 million.

As of December 31, 2019, we had federal and state NOL carryforwards of $123.0 million and $97.2 million available to offset future taxable income. The federal NOL carryforwards will expire at various dates beginning in 2027, if not utilized. The state NOL carryforward will expire at various dates beginning in 2019, if not utilized. In addition, as of December 31, 2019, we had federal and state research and development tax credit carryforwards of $5.6 million and $23.3 million. The federal research and development credit carryforwards will expire beginning in 2027 if not utilized. The state research and development tax credit carryforwards do not expire.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2016	$3,590
Tax positions related to the current year:
Additions	665
Tax positions related to the prior year:
Reductions	(8)
Balance as of December 31, 2017	4,247
Tax positions related to the current year:
Additions	459
Echelon acquisition	5,938
Tax positions related to the prior year:
Reductions	(8)
Balance as of December 31, 2018	10,636
Tax positions related to the current year:
Additions	1,751
Tax positions related to the prior year:
Reductions	(72)
Balance as of December 31, 2019	$12,315

Our total amounts of unrecognized tax benefits that, if recognized, would affect our tax rate are $266,000 and $361,000  as of December 31, 2019 and 2018, respectively.

While it is often difficult to predict the final outcome of any particular uncertain tax position, we do not believe it is reasonably possible that the total amount of unrecognized tax benefit as of December 31, 2019 will materially change in the next twelve months.

Our policy is to classify interest and penalties associated with unrecognized tax positions, if any, as components of our income tax provision. Interest and penalties were not significant during the year ended December 31, 2019.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the 2017 Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, we elected to treat any potential GILTI inclusions as a period cost as we did not have a material impact from GILTI inclusions.

Note 13. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2019	2018	2017
Stock options	1,929,391	1,865,415	1,560,453
Restricted stock units	1,451,507	1,154,980	509,894
Common stock warrants	1,165,282	1,239,423	389,423
Shares from the convertible senior notes	6,705,819	—	—
	11,251,999	4,259,818	2,459,770

Note 14. Related Party Transactions.

The Company purchases certain wafers from Altis Semiconductor S.N.C., which was acquired by X-FAB Silicon Foundries in 2016, who is a stockholder of the Company. There were no payments made during the year ended December 31, 2019 and 2018 and total payments made during the year ended December 31, 2017 were $200,000. As of December 31, 2019 and 2018, there were no invoices included within accounts payable on the consolidated balance sheets.

On July 27, 2019, Susan Uthayakumar, the president of Schneider Electric, Canada joined the Company’s board of directors. The Company, through Echelon, sells Embedded Systems products to Schneider Electric. From September 14, 2018 (the date on which the Company acquired 100% of the issued capital of Echelon) and through the period ending December 31, 2019, the Company has recognized revenues of approximately $0.6 million from Schneider Electric. As of December 31, 2019 we had approximately $7,000 of outstanding accounts receivable with Schneider Electric.

Note 15. Selected Unaudited Quarterly Financial Data.

The following tables show a summary of the Company’s unaudited quarterly financial information:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Revenue, net	$27,870	$32,028	$30,155	$28,113
Gross profit	$12,792	$16,247	$14,446	$13,220
Net loss	$(7,918)	$(7,568)	$(4,310)	$(7,060)
Net loss per share - Basic and diluted	$(0.26)	$(0.25)	$(0.14)	$(0.24)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018
Revenue, net	$28,078	$21,927	$18,183	$15,302
Gross profit	$11,534	$9,583	$7,764	$7,180
Net loss	$(6,883)	$(8,397)	$(5,058)	$(1,102)
Net loss per share - Basic and diluted	$(0.23)	$(0.30)	$(0.24)	$(0.05)

Note 16. Restructuring

During 2019, the Company made the decision to close the lighting business which was acquired as part of the Echelon acquisition in September 2018. The lighting disposal liabilities, expected to be resolved in the next 12 months, include accrued costs for certain estimated warranty expenses, employee severance, additional inventory write-downs, additional bad debts, and additional materials at our subcontractors which have yet to be delivered. The Company recorded a restructuring expense of $1.7 million during the year  ended December 31, 2019.

Note 17. Subsequent Event

On February 20, 2020, the Company, Dialog Semiconductor plc, a company incorporated in England and Wales (“ Parent ”), and Azara Acquisition Corp. (“ Merger Sub ”), a Delaware corporation and a wholly owned direct or indirect subsidiary of Parent (“ Merger Sub ”), entered into an Agreement and Plan of Merger (the“ Merger Agreement ”). The Board of Directors of the Company has unanimously determined that the Merger is advisable and fair to, and in the best interests of, the Company and its stockholders, and unanimously recommended the adoption of the Merger Agreement by the holders of the Company’s common stock (the “ Shares ”).

Pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, Merger Sub will merge with and into the Company, and the Company will become a wholly owned direct or indirect subsidiary of Parent (the “ Merger ”). If the Merger is consummated, each Share outstanding as of immediately prior to the effective time of the Merger (other than (i) shares held, directly or indirectly,  by any wholly owned subsidiary of the Company, (ii) shares held by the Company (or held in the Company’s treasury) or held, directly or indirectly by Parent, Merger Sub or any other wholly owned subsidiary of Parent and (iii) stockholders of the Company who are entitled to and who properly exercise  appraisal rights under Delaware law) will be converted into the right to receive $12.55 in cash, without interest and subject to any required tax withholding.

The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among other things,  (i) the adoption of the Merger Agreement by the holders of a majority of the Company’s Shares outstanding on the record date; ; (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended without the imposition of a Burdensome Condition (as defined in the Merger Agreement); (iii)  obtainment of CFIUS Approval  (as defined in the Merger Agreement); (iv) the absence of any order or other legal restraint or injunction preventing the consummation of the Merger and the absence of any law making the consummation of the Merger illegal, in any case, by any court or governmental entity having jurisdiction over the parties to the Merger Agreement; (v) the absence of certain legal proceedings brought by certain governmental entities relating to the Merger; (vi) the continued accuracy of the Company’s representations and warranties, subject to specified materiality qualifications; (vii) the performance of the Company’s obligations and covenants under the Merger Agreement (to be performed at or prior to the consummation of the Merger) in all material respects and (vii) the absence of a Material Adverse Effect (as defined in the Merger Agreement). The transaction is not subject to a financing condition. The dates for the closing the Merger and for the Company’s special meeting of stockholders to vote on the adoption of the Merger Agreement have not yet been determined.

The Company has made customary representations and warranties in the Merger Agreement and has agreed to customary covenants, including (i) subject to certain limitations set forth in the Merger Agreement, to conduct the business and operations of the Company and its subsidiaries, in all material respects, in the ordinary course and in accordance with past practices prior to the consummation of the Merger and (ii) to not engage in certain specified transactions or activities prior to the consummation of the Merger without Parent’s prior written consent. In addition, the Company has agreed (i) not to solicit, initiate, knowingly encourage, or knowingly facilitate any alternative acquisition proposals or acquisition inquiries or take any action that could reasonably be expected to lead to an acquisition proposal or acquisition inquiry; (ii) not to furnish or otherwise provide access to any information regarding the Company or its subsidiaries to any person or entity in connection with or in response to an acquisition proposal or acquisition inquiry; (iii) not to engage in discussions or negotiations with any person or entity with respect to any acquisition proposal or acquisition inquiry; (iv) not to approve, endorse or recommend any acquisition proposal; and (v) not to enter into any letter of intent, memorandum of understanding, agreement in principle or similar document or any contract constituting or relating directly or indirectly to, or that contemplates or is intended or could reasonably be expected to result directly or indirectly in, an acquisition transaction, subject to customary exceptions in the exercise of the Board’s fiduciary duties. In addition, the Company has agreed to file a proxy statement and cause a special stockholders meeting to be held regarding the adoption of the Merger Agreement; and subject to certain customary exceptions, that the Board will unanimously recommend that the stockholders of the Company approve the adoption of the Merger Agreement and to not withdraw or modify that recommendation.

The Merger Agreement contains customary termination rights for the parties, including the right to terminate the Merger Agreement if the Merger has not been consummated at or prior to 11:59 p.m. (California time) on August 20, 2020 (or, if so extended by either party in accordance with the terms of the Merger Agreement, November 20, 2020) (the “ End Date ”). The Merger Agreement provides that the Company will be required to pay Parent a termination fee of $15.76 million if the Merger Agreement is terminated under certain circumstances, including by the Company to accept a Superior Offer (as defined in the Merger Agreement) and enter into a definitive agreement providing for consummation of the transaction contemplated by such Superior Offer. The Merger Agreement also provides that Parent will be required to pay to the Company a termination fee of $15.76 million if the Merger is not consummated due to a failure to obtain CFIUS Approval prior to the End Date.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a‑15(f) of the Exchange Act. Under the supervision and with the participation of the CEO and CFO, our management conducted an assessment of the effectiveness of internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

As required by Rule 13a‑15(d) of the Exchange Act, our management, including our CEO and CFO, conducted an evaluation of our “internal control over financial reporting” as defined in Exchange Act Rule 13a‑15(f) to determine whether any changes in our internal controls over financial reporting occurred during the three months ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than as described above, there have been no such changes during the three months ended December 31, 2019.

ITEM 9B.    OTHER INFORMATION

None

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2020 Annual Meeting of Stockholders.

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to information contained in the Proxy Statement for our 2020 Annual Meeting of Stockholders.

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

(c) Exhibits

Exhibit				Incorporated by Reference		Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Restated Certificate of Incorporation.	S‑1/A	333206940	3.02	10/5/2015

3.2	Amended and Restated Bylaws.	S‑1/A	333206940	3.04	10/5/2015

4.2	Fourth Amended and Restated Investors’ Rights Agreement	S‑1	333206940	4.01	9/14/2015

4.3	Indenture dated September 23, 2019 between Adesto Technologies Corporation and U.S. Bank National Association.	8-K	001-37582	4.1	9/24/2019

4.4	Description of The Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act Of 1934					X

10.1+	Form of Indemnification Agreement.	S‑1/A	333206940	10.01	10/5/2015

10.2+	2007 Equity Incentive Plan and form of option grant.	S‑1	333206940	10.02	9/14/2015

10.3+	2015 Equity Incentive Plan and form of equity awards.	S‑1/A	333206940	10.03	10/5/2015

10.4+	2015 Employee Stock Purchase Plan.	S‑1/A	333206940	10.04	10/5/2015

10.5+	Amended and Restated Employment Agreement, by and between the Registrant and Narbeh Derhacobian, dated August 16, 2013.	S‑1	333206940	10.08	9/14/2015

10.6+	Offer Letter, dated May 30, 2013, by and between the Registrant and Ron Shelton.	S‑1	333206940	10.09	9/14/2015

10.7+	Offer Letter, dated August 28, 2015, by and between the Registrant and Gideon Intrater.	10-K	001-37582	10.7	3/18/2019

10.8	Lease by and between the Registrant and Peterson Ridge LLC, dated November 2, 2015.	8‑K	00137582	10.2	11/6/2015

Exhibit				Incorporated by Reference		Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith
10.9	Business Financing Agreement by and between the Registrant and Western Alliance Bank, dated July 7, 2016.	10‑Q	00137582	10.1	11/14/2016

10.10	First Business Financing Modification Agreement between the Registrant and Western Alliance Bank, dated July 7, 2016.	10-K	00137582	10.10	3/24/2017

10.11	Cell Library License Agreement by and between the Registrant and Atmel Corporation, dated September 28, 2012.	S‑1	333206940	10.12	9/14/2015

10.12	Process Technology and IP License Agreement by and between the Registrant and Atmel Corporation, dated September 28, 2012.	S‑1	333206940	10.13	9/14/2015

10.13	Second-Business Financing Modification Agreement between the Registrant and Western Alliance Bank, dated September 29, 2017	8-K	00137582	10.1	10/05/2017

10.14+	Form of Principal Officer Change in Control and Severance Agreement	8-K	00137582	10.1	8/04/2017

10.15+	Form of Executive Officer Change in Control and Severance Agreement	10-K	001-37582	10.15	3/18/2019

10.16+	Form of executive officer performance-based restricted stock units award agreement	10‑Q	00137582	10.3	5/15/2017

10.17+	Form of Executive Officer Change in Control and Severance Agreement	10‑K	00137582	10.15	3/13/2018

10.18+	Description of the 2019 Bonus Plan	10-Q	00137582	10.1	5/10/2019

10.19+	Description of Director Compensation Policy	10-Q	001-37582	10.2	5/10/2019

10.20	Form of Base Capped Call Transaction Confirmation	8-K	001-37582	99.1	9/24/2019

10.21	Form of Additional Capped Call Transaction Confirmation	8-K	001-37582	99.2	9/24/2019

Exhibit				Incorporated by Reference		Filed
Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Herewith
23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (see page 2 of this report).					X

31.1	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on the 16th day of March 2020.

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

Signature	Title	Date

/s/ Narbeh Derhacobian	President, Chief Executive Officer and Director	March 16, 2020
Narbeh Derhacobian	(Principal Executive Officer)

/s/ Ron Shelton	Chief Financial Officer	March 16, 2020
Ron Shelton	(Principal Accounting and Financial Officer)

/s/ Nelson Chan	Director	March 16, 2020
Nelson Chan

/s/ Herve Fages	Director	March 16, 2020
Herve Fages

/s/ Francis Lee	Director	March 16, 2020
Francis Lee

/s/ Kevin Palatnik	Director	March 16, 2020
Kevin Palatnik

/s/ Susan Uthayakumar	Director	March 16, 2020
Susan Uthayakumar