Form 10-K/A
period 2019-12-31
ADESTO TECHNOLOGIES Corp
filed 2020-04-30
CIK 1395848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No.1)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

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

As of April 24, 2020, there were 30,962,091shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended December 31, 2019, which we filed with the Securities and Exchange Commission on March 16, 2020 (the “Original Filing”). We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.

In addition, we have filed the following exhibits herewith:

•                  31.03 Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer; and

•                  31.04 Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer.

Except as described above, no other amendments are being made to our annual report on Form 10-K filed on March 16, 2020.  Any capitalized terms not otherwise defined herein have the meaning ascribed thereto in the Original Filing.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our board of directors currently consists of six directors and is divided into three classes with each class serving for three years, and with the terms of office of the respective classes expiring in successive years. Our board of directors currently expects to nominate two Class II directors for election at our 2020 annual meeting of stockholders, which annual meeting is expected to occur only if we do not complete the Merger in 2020. The terms of office of directors in Class III and Class I do not expire until the annual meetings of stockholders that would be held in 2021 and 2022, respectively if the Merger is not completed by such respective times. The members of our board of directors are identified below, along with their ages at April 28, 2020 and other information.

Name of Director	Age	Director Since
Class II Directors — Terms Expiring 2020:

Francis Lee(1)(3)	67	July 2015

Kevin Palatnik(1)(2)	62	August 2015

Class III Directors — Terms Expiring 2021:

Nelson Chan(1)(2)(3)(4)(5)	58	September 2010

Narbeh Derhacobian	57	January 2006

Class I Directors — Terms Expiring 2022:

Hervé Fages(1)	51	July 2019

Susan Uthayakumar (2)	48	July 2019

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee
(4)	Lead independent director
(5)	Chairman of the board of directors

Francis Lee has been a director of our company since July 2015. Mr. Lee served as the Chairman of the Board of Directors of Synaptics Incorporated, a semiconductor company, from October 2008 to October 2018 and a director of that company from December 1998 to February 2020. Mr. Lee served as Chief Executive Officer of Synaptics from 1998 until 2009 and as President of Synaptics from 1998 to 2008. Mr. Lee was a consultant during 1998. From 1995 until 1998, he served as General Manager of NSM, a Hong Kong-based joint venture between National Semiconductor Corporation and S. Megga. Mr. Lee held a variety of executive positions for National Semiconductor from 1988 until 1995. These positions included Vice President of Communication and Computing Group, Vice President of Quality and Reliability, Director of Standard Logic Business Unit, and various other operations and engineering management positions. Mr. Lee holds a B.S. degree in electrical engineering from the University of California, Davis. Our board believes that Mr. Lee’s extensive knowledge of the semiconductor industry and his extensive business experience qualify him to serve on our board.

Kevin Palatnik has been a director of our company since August 2015. Since February 2016, Mr. Palatnik has served as the Chief Financial Officer of Coherent, Inc., a supplier of laser systems and components. He served as the Chief Financial Officer of Audience, Inc., a provider of voice and audio solutions, from 2011 until July 2015 when it was acquired by Knowles Corporation. From 1994 to 1999 and 2001 to 2010, he held various positions at Cadence

Design Systems, Inc., an electronic design automation software company, including Corporate Controller and most recently Senior Vice President and Chief Financial Officer. Mr. Palatnik also spent 14 years at IBM where he held various engineering and executive financial positions. Mr. Palatnik holds a B.S. degree in industrial engineering and operations research, as well as an M.B.A. from Syracuse University. Our board of directors believes that Mr. Palatnik’s extensive business and financial experience over the past two decades qualify him to serve on our board.

Nelson Chan has been a director of our company since 2010 and has served as our lead independent director since September 2015 and Chairman of the Board of Directors since June 2017. From 2006 until 2008, Mr. Chan served as Chief Executive Officer of Magellan Navigation, Inc., a leader in the consumer, survey, GIS and OEM GPS navigation and positioning markets. From 1992 through 2006, Mr. Chan held various senior management positions at SanDisk Corporation, a leader in flash memory cards, including most recently as Executive Vice President and General Manager, Consumer Business. From 1983 to 1992, Mr. Chan held marketing and engineering positions at Chip and Technologies, Signetics, and Delco Electronics. Mr. Chan is Chairman of the board of Synaptics Incorporated. Mr. Chan is also a director and a member of the Audit Committee of Deckers Outdoor Corporation and a director and a member of the Nominating and Corporate Governance Committee of Twist Bioscience. Mr. Chan previously served as a director of Affymetrix, a genetic analysis company from 2010 until it was acquired in 2016 by Thermo Fisher. He also served as a director of Outerwall from 2011 until it was acquired in September 2016 by Apollo Global Management, a private equity firm. Mr. Chan also currently serves as a member of the board of several privately-held companies. Mr. Chan holds a B.S. degree in electrical and computer engineering from the University of California at Santa Barbara and a M.B.A. from Santa Clara University. Our board believes that Mr. Chan’s experience as the Chief Executive Officer of Magellan, his senior management positions with other leading companies, and his service as a director of multiple public and private companies provide the requisite qualifications, skills, perspectives, and experiences that qualify him to serve on our board.

Narbeh Derhacobian co-founded our company in 2006, and has served as our President and Chief Executive Officer and as a member of our board of directors since that time. During the twelve years prior to founding our company, he served in technical and managerial roles sequentially at Silicon Storage Technology, Inc., a flash memory company, Advanced Micro Devices, Inc., a semiconductor company, Virage Logic Corporation, a semiconductor company, and Cswitch Corporation, a semiconductor company. Mr. Derhacobian has a B.S. degree and M.S. degree in physics and a Ph.D. in solid state physics from the University of California, Los Angeles and an M.B.A. from San Jose State University. Our board believes that Mr. Derhacobian is qualified to serve as a member of our board because of the perspective and experience he brings as our President and Chief Executive Officer and his management and leadership experience.

Hervé Fages has been a director of our company since July 2019. Since March 2019, Mr. Fages has served as the Executive Vice President and President of Applied Product Technologies for Evoqua Water Technologies, a provider of water treatment solutions. Previously, he served as a President for Honeywell International, Inc., from July 2017 until March 2019, where he led the Connected Building software transformation throughout the Home and Home Building Technologies division. From May 2004 to July 2017, he served in various positions for various divisions of Schneider Electric, a provider of digital solutions for energy a management and automation in residential and commercial buildings. He holds a bachelor’s degree from Montpellier University, France. Our board of directors believes that Mr. Fages extensive executive and business experience over the past two decades qualify him to serve on our board.

Susan Uthayakumar has been a director of our company since July 2019. She has been with Schneider Electric since 2004 working in both the United States and Canada in executive financial, sales and business development leadership roles. Prior to that, Ms. Uthayakumar led strategy and M&A projects globally with McCain Foods Limited, and worked with global advisory firm Deloitte. She has an Executive MBA from the Kellogg School of Management at Northwestern with a focus on international business practices; a Master of Accounting (MAcc) and Bachelor of Arts degrees from the University of Waterloo. She holds Board positions with Building Energy Innovators Council, Center for Urban Energy at Ryerson University, Electro Federation of Canada, and the France-Canada Chamber of Commerce. Our board of directors believes that Ms. Uthayakumar’s extensive industrial market and operational expertise qualify her to serve on our board.

There are no familial relationships among our directors and officers.

Our Executive Officers

The following table provides information regarding our executive officers as of April 28, 2020.

Name	Age	Position
Narbeh Derhacobian	57	President, Chief Executive Officer and Director
Ron Shelton	59	Chief Financial Officer
Gideon Intrater	59	Chief Technology Officer
Raphael Mehrbians	60	Vice President and General Manager, Memory Products Division
Tom Spade	54	Vice President, Worldwide Sales
Andrew Lovit	59	Vice President, Worldwide Sales, Embedded Systems
Christopher Jodin	54	Vice President and General Manager, Embedded Systems
Dermot Barry	56	Vice President and General Manager, ASIC and IP Division
Seyed Attaran	46	Vice President, Worldwide Operations
Sohrab Modi	59	Chief Strategy Officer
David Aaron	53	Vice President, General Counsel and Secretary

Our board of directors chooses executive officers, who then serve at the board of directors’ discretion. There is no family relationship between any of the directors or executive officers and any other director or executive officer of Adesto.

Narbeh Derhacobian co-founded our company in January 2006, and has served as our President and Chief Executive Officer and as a member of our board of directors since that date. For biographical information regarding Mr. Derhacobian, please refer to “-Our Board of Directors”.

Ron Shelton has served as our Chief Financial Officer since 2011. Prior to joining our company, he served as Senior Vice President and Chief Financial Officer of GigOptix Inc., a fabless semiconductor company, from 2009 to 2011. During the thirteen years prior to joining GigOptix, Inc., Mr. Shelton served as Chief Financial Officer sequentially at Cirrus Logic, Inc, a fabless semiconductor company, Lara Technology Inc., a network technologies company, Alliance Semiconductor Corporation, a semiconductor company, Alien Technology LLC, an RFID company, and IML, Inc., a semiconductor company. Mr. Shelton has a B.A. in economics from Stanford University.

Gideon Intrater has served as our Chief Technology Officer since September 2015. Prior to joining our company, he served as an advisor to a number of companies including Adesto from 2013 to September 2015. From 1998 to 2008 and 2010 to 2013, he served in a variety of capacities at MIPS Technologies, Inc., a semiconductor IP company including most recently as Vice President of Marketing from 2011 to 2013. Prior to rejoining MIPS in 2010, Mr. Intrater was Vice President of Architecture at Symwave Inc., a supplier of analog/mixed signal semiconductor solutions for consumer devices from 2008 to 2010. From 1987 to 1998, Mr. Intrater held positions of increasing responsibility at National Semiconductor Corporation, including Director of the Core Technology Unit. Mr. Intrater has a BSEE degree and a MSEE degree in electrical engineering from the Technion, Israel Institute of Technology, and an M.B.A. from San Jose State University.

Raphael Mehrbians has served as our Vice President of Marketing since February 2017, and as our Vice President and General Manager of Memory Products Division since January 2019. Prior to that, Mr. Mehrbians served as our General Manager of Communications Products from October 2015 to February 2017. Prior to joining our company, he served as an independent business development and executive management consultant to a variety of companies including Adesto from July 2015 to April 2016 and Vice President of Marketing and Sales at Saankhya Labs Inc., a fabless semiconductor company, from 2012 to September 2014. Over his more than 25 years of experience, he has also held leadership roles at Lexar Media, Cirrus Logic, Inc. and National Semiconductor Corporation and Genesis Microchip, where he was Sr. Vice President of Product Marketing. Mr. Mehrbians has a B.S. degree and M.S. degree in electrical engineering from University of Michigan, Ann Arbor.

Tom Spade has served as our Vice President of Worldwide Sales since December 2014. Prior to joining our company, he served as Vice President of Worldwide Sales at Audience, Inc., a semiconductor company, from 2010 to

August 2014, and at Boston-Power, Inc., a battery systems company, from 2009 to 2010. Prior to that, he served as Vice President of Worldwide Sales at Validity, Inc., a sensor technology company, from 2007 to 2009. Mr. Spade served as Vice President of Worldwide Sales at Synaptics, a mobile interface solutions company, from 1998 to 2007. Prior to that, he served as the Director of Sales at Alliance Semiconductor from 1993 until 1998. Mr. Spade has a B.A. degree in economics and management from Albion College.

Andrew Lovit has served as our Vice President of Worldwide Sales of Embedded Systems since September 2018. Prior to joining our company, Mr. Lovit served as the Senior Vice President of Worldwide Sales at Echelon Corporation, a pioneer in the development of open-standard networking platforms, from September 2017 to September 2018. Prior to that, Mr. Lovit served as the Senior Vice President of Global Sales & Services at Procera Networks, now Sandvine Corporation, a networking equipment company, from September 2014 to April 2017. Mr. Lovit has held executive sales leadership roles at 3Com, Paradyne Corporation, Skystream Networks, Ericsson Broadcast and Media Services, Bivio Networks and Fortress Solutions. Mr. Lovit also serves as an Independent Director, Board of Directors for AdaptiveMobile Security, a private company since December 2019. Mr. Lovit holds a B.S. degree in business administration from The Ohio State University.

Chris Jodoin has served as our Vice President and General Manager of Embedded Systems since September 2018. Prior to joining our company, Mr. Jodoin served in various positions of increasing responsibility at Echelon Corporation since June 2012, and he served as Senior Vice President of Operations and Corporate Planning for Echelon Corporation from January 2016 to September 2018. Prior to that, Mr. Jodoin has held senior financial and operational roles with Inventiv Health, Hewlett Packard and 3Com Networks. Chris holds an M.B.A from Northeastern University and a bachelor’s degree in economics from Boston College.

Dermot Barry has served as our Vice President and General Manager of the ASIC and IP Division since May 2018. Prior to joining our company, Mr. Barry served in various positions at S3 ASIC Semiconductors Ltd. since July 2000, and he was the Vice President and General Manager of the Silicon Division at S3 ASIC Semiconductors Ltd., a provider of analog, mixed-signal and radio frequency custom ASICs and IP cores from 2007 to April 2018. Prior to that, Mr. Barry held positions of increasing responsibility at Philips Research Laboratories from 1985 to 1994 and leadership roles at Cadence Design Systems from 1997 to 2000. Mr. Barry holds a B.S. degree in electronic engineering from University College Dublin.

Seyed Attaran has served as our Vice President of World Operations since September 2018. Prior to joining our company, Mr. Attaran was the Vice President of Operations with MACOM from January 2017 to September 2018. Prior to that, Mr. Attaran held various operational and leadership positions with AppliedMicro, from 2012 to January 2017, where he was the Vice President of Manufacturing, Quality and Reliability Operations. Mr. Attaran also held various operational and leadership roles with PLX Technology, Genesis Microchip, and Sipex Corporation. Mr. Attaran holds a B.S. degree in natural sciences from the University of California, Davis.

Sohrab Modi has served as our Chief Strategy Officer since September 2018. Prior to joining our company, Mr. Modi served in various positions of increasing responsibilities at Echelon Corporation since September 2014, and he was the Chief Technology Officer and Senior Vice President of Engineering for Echelon Corporation from February 2015 to September 2018. Prior to that, Mr. Modi held Vice President and Chief Technology Officer roles at both Futurewei Technologies, Inc. and Sun Microsystems. Mr. Modi has a B.S. degree in physics from the University of Mumbai, as well as a M.A. degree in computer science from Rochester Institute of Technology.

David Aaron has served as our Vice President and General Counsel since August 2018. Prior to joining our company, he served as the Chief Legal Officer and Vice President of Business Development for Alien Technology, LLC, a manufacturer of Radio Frequency Identification products, from 2003 to August 2018. From 2000 to 2003, Mr. Aaron served as senior counsel to Sun Microsystems, Inc., a manufacturer of computer workstations, servers and software. Mr. Aaron holds a B.S. degree in commerce from Santa Clara University, as well as a J.D. degree from Santa Clara University School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on its review of the copies of such forms furnished to us, we believe that all Section 16(a) filing requirements were met in fiscal 2019, except that: on January 24, 2019, a Form 4 reporting restricted stock unit tax withholdings in connection with restricted stock unit vesting on January 1, 2019, was filed late for each of Narbeh Derhacobian, Ron Shelton, Gideon Intrater, Tom Spade and Raphael Mehrbians.

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

Members:	Nelson Chan Hervé Fages Francis Lee Kevin Palatnik (Chair)

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

Item 11.     Executive Compensation

Executive Compensation and Related Information

The following tables and accompanying narrative disclosure set forth information about the compensation provided to certain of our executive officers during the years ended December 31, 2019, 2018 and 2017. These executive officers, who include our principal executive officer and the two most highly-compensated executive officers (other than our principal executive officer) who were serving as executive officers at the end of the fiscal year ended December 31, 2019, were

•                  Narbeh Derhacobian, our President, Chief Executive Officer and Director (our “CEO”);

•                  Ron Shelton, our Chief Financial Officer (our “CFO”); and

•                  Andrew Lovit, our Vice President, Worldwide Sales, Embedded Systems.

We refer to these individuals as our “named executive officers.”

Executive Compensation Tables

Summary Compensation Table

The following table provides information regarding the total compensation for services rendered in all capacities that was earned by our named executive officers during the years ended December 31, 2019, 2018 and 2017. Mr. Lovit was not a named executive officer during the years ended December 31, 2018 and 2017 and therefore his compensation for such years is not presented in the table below.

Name and Principal Position	Year	Salary	Bonus(1)	Option Awards(2)	Stock Awards(3)(5)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation	Total
Narbeh Derhacobian	2019	$390,000	$—	$170,647	$527,731	$140,660	$4,790	$1,233,828
President and Chief Executive Officer	2018	360,000	—	463,695	626,283	47,237	—	1,497,215
	2017	360,000	1,333	213,125	285,450	161,116	—	1,021,024
Ron Shelton	2019	306,075	—	70,431	274,088	66,673	—	717,267
Chief Financial Officer	2018	300,000	—	161,505	257,015	39,365	—	757,885
	2017	300,000	—	177,602	237,875	136,154	—	851,631
Andrew Lovit	2019	275,000	—	23,580	77,121	39,600	114,164	529,465
Vice President, Worldwide Sales, Embedded Systems

(1)	Represents cash bonuses under our Patent Award Plan which rewards employees for invention of patentable ideas approved by the Patent Award Committee.
(2)

The amounts reported in this column represent the aggregate grant date fair value of stock options granted to our named executive officers during 2019, 2018 and 2017 as computed in accordance with Accounting Standards Codification Topic 718 (“ASC 718”), but without regard to forfeitures. For information on the valuation assumptions with respect to stock option grants, refer to Note 10 to our Consolidated Financial Statements under Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. The amounts reported in this column reflect the accounting cost for these stock options, and do not correspond to the actual economic value that may be received by our named executive officers from the stock options.

(3)

The amounts reported in this column represent the aggregate grant date fair value of restricted stock units granted to our named executive officers for the periods indicated as computed in accordance with ASC 718 and as further described in Note 10 to our Consolidated Financial Statements under Part II, Item 8 of Annual Report on Form 10-K for the year ended December 31, 2019. The amounts reported in this column reflect the accounting cost for restricted stock units, and do not correspond to the actual economic value that may be received by our named executive officers from the restricted stock units.

(4)

The amounts in this column represent total performance-based bonuses under our 2019 Executive Officer Incentive Bonus Plan earned for services rendered in the applicable period. See the “2019 Incentive Bonuses” below for information on awards made under our 2019 Executive Officer Incentive Bonus Plan.

(5)

Includes the aggregate grant date fair value, computed in accordance with ASC 718 of performance-based restricted stock units (“PRSUs”) awarded during 2019. Under the PRSUs, depending on the percentage by which the cumulative appreciation of the closing price per share of Company common stock from March 15, 2019 to March 15, 2020 (with such price at the end of the period being equal to the average closing price per share of Company common stock for the 30 consecutive trading days prior to and including March 15, 2020) (“Company Stock Price Performance”) exceeds the cumulative appreciation of the Russell 2000 Index from March 15, 2019 to March 15, 2020 (“Index Performance”), 0% to 100% of the target shares would be eligible to be earned as of March 15, 2020. The stock price performance condition of these awards constitutes a “market condition” under ASC 718 because the vesting is tied to a calculated stock return and therefore, the PRSUs constitute a performance grant with market conditions under Topic 718. Consistent with ASC 718, the full grant date fair value for the entire twelve-month performance period is included in the amounts shown for the year of grant and was determined for both the stock return condition and the financial performance condition using a Monte Carlo simulation option pricing model (“Monte Carlo model”) on the date the PRSUs were awarded. In April 2020, our compensation committee determined that Adesto’s share price met the performance threshold and the PRSU’s were fully awarded.

The table below sets forth the grant date fair value determined in accordance with ASC 718 for the award using the Monte Carlo model. Consistent with ASC 718, the full grant date fair value for the entire twelve-month performance period is included in the amounts shown for the year of grant and was determined using a Monte Carlo simulation model.

Name	Fiscal Year	Grant Date	Market-Related Component Grant Date Fair Value ($)
Narbeh Derhacobian	2019	3/25/2019	$184,271
Ron Shelton	2019	3/25/2019	133,233
Andrew Lovit	2019	3/25/2019	29,662

2019 Incentive Bonuses

2019 Executive Officer Incentive Bonus Plan.    In March 2019, our compensation committee approved an executive officer bonus plan for 2019 (“2019 Executive Officer Incentive Bonus Plan”), and set target bonus amounts for its executive officers, including our named executive officers, with target bonus amounts thereunder of 65% of 2019 annual base salary for Mr. Derhacobian, 40% for Mr. Shelton and 100% for Mr. Lovit (each, the “on-target bonus payment”). Under the 2019 Executive Officer Incentive Bonus Plan, in 2020, participants would be eligible to receive a bonus equal to their respective target bonus amounts, based upon Company achievement of specific 2019 financial performance objectives and participant achievement of specific 2019 non-financial management and business objectives (“MBOs”) established for that participant.

For Mr. Derhacobian and Mr. Shelton, 70% of the bonus will be determined by Company financial performance and 30% by achievement of MBOs.  For Mr. Lovit, 10% of the bonus will be determined by Company financial performance, 85% by divisional financial performance and 5% by achievement of MBOs.

Company financial objectives for 2019 were expressed in terms of revenue, gross margin, and adjusted EBITDA (as defined in the Company’s earnings releases).  After setting specific target performance levels for revenue, gross margin and adjusted EBITDA, our compensation committee weighted each metric and determined that performance at 100% of these targets would drive 35%, 35% and 30% payouts on the Company financial performance portion of the bonus, respectively.  No bonus would be earned for performance of a metric at 80% of target or less, and performance at 110% of target (maximum) would drive 53.8%, 53.8% and 48.8% payouts for the Company financial bonus.

MBOs targets for each participant were established by our compensation committee to align with the Company’s operational and strategic objectives and the participants’ areas of responsibility.

Following the end of 2019, our compensation committee reviewed the achievement of Mr. Derhacobian’s, Mr. Shelton’s, and Mr. Lovit’s objectives and approved the cash incentive amount earned by them, each as described in the “Non-Equity Incentive Plan Compensation” column of Summary Compensation Table. The table below sets forth the bonus calculation for each named executive officer under the 2019 Executive Officer Incentive Bonus Plan:

Name	Company Financial Performance Percentage	Divisional Financial Performance	MBO Performance Percentage	Bonus Target (Percent of Base Salary)
Narbeh Derhacobian	70%	0%	30%	65%
Ron Shelton	70	0	30	40
Andrew Lovit	10	85	5	100

2019 Equity Award

In addition, on March 25, 2019, we granted Mr. Derhacobian, Mr. Shelton and Mr. Lovit 45,499, 32,897 and 7,324 PRSUs, respectively. These awards, granted under the 2015 Equity Incentive Plan, are subject to vesting based on the achievement of specified performance metrics.

Under the PRSUs, depending on the percentage by which the cumulative appreciation of the closing price per share of Company common stock from March 15, 2019 to March 15, 2020 (with such price at the end of the period being equal to the average closing price per share of common stock for the 30 consecutive trading days prior to and including March 15, 2020) (“Company Stock Price Performance”) exceeds the cumulative appreciation of the Russell 2000 Index from March 15, 2019 to March 15, 2020 (“Index Performance”), 0% to 100% of the target shares would be eligible to be earned as of March 15, 2020.  If (x) the Company Stock Price Performance for the performance period does not exceed Index Performance over the same period or (y) the closing price per share of Company common stock on March 15, 2020 does not meet or exceed a pre-established price per share, then no shares will be earned under the awards and all shares would be forfeited under the awards.  If any target shares become earned (“earned shares”) as a result of achievement of the performance metrics, then 25% of the earned shares shall vest in equal installments on September 15, 2020 and at the end of each of the next three six-month periods thereafter until all of the earned shares have completed vested. Subject to certain exceptions, the awards shall vest, if at all, only after March 15, 2020, and the executive officers must be employed by us at the time of vesting for the award to vest.

2019 Outstanding Equity Awards at Fiscal Year-End Table

The following table presents, for each of our named executive officers, information regarding outstanding stock options and stock awards held as of December 31, 2019.

	Option Awards							Restricted Stock Awards
Name	Option Awards Grant Date of Option Award		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Options Exercise Price ($)(1)	Stock Awards Option Expiration Date	Stock Awards— Number of Shares of Units of Stock That have Not Vested (#)		Stock Awards— Market Value of Shares or Units of Stock That Have Not Vested ($)(9)	Equity Incentive Plan Awards— Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards— Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(9)
Narbeh Derhacobian	5/11/2010	(2)	4,545	—	(3)	1.65	5/10/2020
	12/14/2010	(2)	121	—	(3)	1.65	12/13/2020
	12/13/2011	(2)	45	—	(3)	1.65	12/12/2021
	6/18/2013	(2)	20,181	—	(3)	1.65	6/17/2023
	8/11/2014	(2)	40	—	(4)	1.65	8/10/2024
	10/14/2014	(2)	50	—	(4)	1.65	10/13/2024
	4/29/2015	(2)	4,545	—	(3)	3.30	4/28/2025
	4/29/2015	(2)	50	—	(4)	3.30	4/28/2025
	9/29/2015	(2)	30	—	(4)	10.00	9/28/2025
	3/10/2017	(2)	54,945	27,473	(5)	3.55	3/9/2027
	4/1/2017							22,500	(2)(6)	191,250	9,000	(2)(7)	76,500
	4/24/2018	(2)	32,278	53,797	(8)	8.45	4/23/2028	24,861	(2)(8)	211,319
	3/25/2019	(2)	5,967	41,769	(10)	5.87	3/24/2029	51,198	(2)(10)	435,183	45,499	(2)(13)	386,742

Ron Shelton	2/7/2012	(2)	1,393	—	(3)	1.65	2/6/2022
	6/18/2013	(2)	59,944	—	(3)	1.65	6/17/2023
	4/29/2015	(2)	13,636	—	(3)	3.30	4/28/2025
	3/10/2017	(2)	45,787	22,894	(5)	3.55	3/9/2027
	4/1/2017							18,750	(2)(6)	159,375	7,500	(2)(7)	63,750
	4/24/2018	(2)	11,242	18,738	(8)	8.45	4/23/2028	8,660	(2)(8)	73,610
	3/25/2019	(2)	2,462	17,240	(10)	5.87	3/24/2029	21,131	(2)(10)	179,614	32,897	(2)(13)	279,625

Andrew Lovit	9/17/2018	(2)	8,285	18,230	(11)	6.15	9/16/2028	8,103	(2)(11)	68,876
	9/17/2018	(2)	8,000	—	(12)	6.15	9/16/2028
	3/25/2019	(2)	824	5,772	(10)	5.87	3/24/2029	7,075	(2)(10)	60,138	7,324	(2)(13)	62,254

(1)	Represents the fair market value of a share of our common stock, as determined by our board of directors, on the option’s grant date.
(2)

The stock option, restricted stock unit award or PRSU is subject to 100% accelerated vesting (in the cash of PRSUs “at target”) upon a qualifying termination of the executive’s employment with us within three months prior to or within 12 months after a change of control. See “—Potential Payments upon Termination or Change in Control” below.

(3)	Fully vested as of the grant date.
(4)	The option vested or vests over a two-year period as follows: 1/24th of the shares of our common stock underlying the option vest each month following the grant date.
(5)	Each of these stock options vests in 48 equal monthly installments beginning on May 1, 2017 until such time as the options are fully vested.
(6)	Each of these restricted stock units vests quarterly over four years, beginning on July 1, 2017.
(7)

The compensation committee of our board of directors determined that the performance criteria had been met and that these awards had been earned. As a result, 20% of these earned shares vested on April 1, 2018 with the remaining 80% vesting quarterly in eight equal installments beginning on June 30, 2018.

(8)	Each of these stock options and restricted stock units vests quarterly over four years beginning on April 24, 2018 until such time as the options and restricted stock units are fully vested.
(9)

Represents the fair market value of the unvested restricted stock units as of December 31, 2019 and assumes the fair market value of our common stock was $8.50 per share, the closing price of our common stock on December 31, 2019.

(10)	Each of these stock options and restricted stock units vests quarterly over four years beginning on July 1, 2019 until such time as the options and restricted stock units are fully vested.
(11)

The stock options and restricted stock units vest as to 25% of the total shares on September 17, 2019, with an additional 6.25% vesting quarterly thereafter until such time as the options and restricted stock units are fully vested.

(12)	These stock options vest 100% on December 31, 2019.
(13)

The compensation committee of our board of directors determined that the performance criteria applicable to these awards had been achieved and that the awards had been earned.  As a result, 25% of the award will vest every six months beginning September 15, 2020 until the award is fully vested.

Employment Agreements, Offer Letters and Arrangements

The employment of our named executive officers is at will and may be terminated at any time, with or without formal cause. As discussed in “—Potential Payments Upon Termination or Change in Control” below, our named executive officers are entitled to severance pay and other benefits under certain circumstances. The annual base salary and on-target bonus amount of each of our named executive officers as of December 31, 2019 are as follows:

Name	Annual Base Salary	On-Target Bonus	Bonus Plan
Narbeh Derhacobian	$390,000	$140,660	2019 Executive Officer Incentive Bonus Plan
Ron Shelton	$306,075	$66,673	2019 Executive Officer Incentive Bonus Plan
Andrew Lovit	$275,000	$39,600	2019 Executive Officer Incentive Bonus Plan

Potential Payments Upon Termination or Change in Control

Pursuant to the terms of change in control and severance agreements with these executive officers, we have agreed to provide the following benefits to each of them if the executive officer is subject to a “Qualifying Termination” (as such term is defined in the change in control and severance agreements):

•                  a payment equal to 12 months of base salary, provided, however, that if such Qualifying Termination occurs within three months prior to or within 12 months after a qualifying change in control of our Company, then instead, each of Mr. Derhacobian and Mr. Shelton shall receive a payment equal to the sum of 12 months of his base salary plus 100% of his target bonus and Mr. Lovit shall receive a payment equal to the sum of 12 months of his base salary plus a pro-rated portion of his target bonus;

•                  payment of the monthly benefits premium under COBRA for up to 12 months in the event of a Qualifying Termination at any time; and

•                  full acceleration of vesting with respect to all unvested equity awards (including performance-based equity awards “at target”), provided such Qualifying Termination occurs within three months prior to or within 12 months after a qualifying change in control of our Company.

These agreements provide for three-year terms, subject to automatic renewal under certain circumstances, and supersede our prior agreements with the named executive officers.

Compensation Committee Interlocks and Insider Participation

From January 1, 2019 to November 5, 2019, the members of the compensation committee were Nelson Chan, Kevin Palatnik and Keith Crandell. Starting from November 6, 2019, the members of the compensation committee are Nelson Chan, Kevin Palatnik, and Susan Uthayakumar. None of the members of our compensation committee in 2019 were at any time during 2019 or at any other time an officer or employee of Adesto or any of its subsidiaries, and none had or have any relationships with Adesto that are required to be disclosed under Item 404 of Regulation S-K except as reflected in the next two sentences. On July 27, 2019, Susan Uthayakumar, the president of Schneider Electric, Canada joined our board of directors. We through Echelon, sells Embedded Systems products to Schneider Electric. From September 14, 2018 (the date on which we acquired 100% of the issued capital of Echelon) and through the period ended December 31, 2019, we have recognized revenues of approximately $0.6 million from Schneider Electric. As of December 31, 2019 we had approximately $7,000 of outstanding accounts receivable with Schneider Electric.

None of our current executive officers has served as a member of the board of directors, or as a member of the compensation or similar committee, of any entity that has one or more executive officers who served on our board of directors or compensation committee during the year ended December 31, 2019.

Director Compensation

During 2019, our non-employee directors were compensated in the following manner under our existing director compensation program.

Annual and Meeting Fees.    During 2019, our non-employee directors received the following cash compensation for their service on the board of directors and its committees:

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

In addition, our Chairman of the Board receives an additional $30,000 annual fee for serving in that capacity. We pay this fee, the annual retainer fee and any additional fees to each director in equal quarterly installments in arrears.

Equity Awards.    Our current non-employee director equity compensation policy provides that each newly-elected or appointed non-employee director will be granted stock option having a fair market value on the grant date equal to approximately $100,000 and, immediately following each annual meeting of our stockholders, each non-employee director will automatically be granted additional restricted stock units (“RSUs”) having a fair market value on the date of grant equal to approximately $60,000 if the non-employee director has served continuously as a member of our board of directors for at least six months. Each initial stock option award will have a ten-year term and will vest monthly over four years. Each RSU award will fully vest on the one-year anniversary of the grant date. Vesting of the stock options and RSUs is subject to the director’s continuous service on our board. In addition to the awards provided for above, non-employee directors are eligible to receive discretionary equity awards. Non-employee directors receive no other form of remuneration, perquisites or benefits, but are reimbursed for their expenses in attending meetings, including travel, meal and other expenses incurred to attend meetings solely among the non-employee directors. The following table provides information for the year ended December 31, 2019 regarding all compensation awarded to, earned by or paid to each person who served as a member of the board in 2019. Mr. Derhacobian, our President and Chief Executive Officer, did not receive separate compensation for his director service during 2019.

Director Compensation—2019

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Nelson Chan	$95,000	$59,993	$—	$—	$154,993
Keith Crandell*(2)	46,000	59,993	—	—	105,993
Francis Lee	49,000	59,993	—	—	108,993
Kevin Palatnik	62,000	59,993	—	—	121,993
Hervé Fages	21,500	—	54,325	—	75,825
Susan Uthayakumar	21,500	—	54,325	—	75,825

*                 Former director

(1)         Amounts shown in this column reflect the aggregate full grant date fair value calculated in accordance with ASC 718 for RSU and/or stock option awards. The grant date fair value was determined using the closing price of our common stock on the date of grant, without regard to forfeiture. The amount reported in the Stock Awards and the Option Awards columns reflect the accounting cost for these stock-based awards, and do not correspond to the actual economic value that may be received by the directors from the awards. For information regarding the number of stock options and restricted stock units held by each director as of December 31, 2019, see the table below.

(2)         Mr. Crandell resigned from our board of directors, effective November 6, 2019.

Each person who served as a member of our board of directors during 2019 held the following aggregate number of shares of our common stock subject to outstanding stock options and restricted stock units as of December 31, 2019. For the holdings of Mr. Derhacobian, our President and Chief Executive Officer, please refer to “Executive Compensation—2019 Outstanding Equity Awards at Fiscal Year-End Table” above.

Name	Number of Shares Underlying Stock Options Held as of December 31, 2019	Number of Shares Underlying Restricted Stock Units Held as of December 31, 2019
Nelson Chan	24,735	7,662
Keith Crandell*	—	7,662
Francis Lee	3,030	7,662
Kevin Palatnik	3,030	7,662
Hervé Fages	12,345	—
Susan Uthayakumar	12,345	—

*                 Former director

Adesto stock ownership information for each of our directors is shown under the heading “Security Ownership of Certain Beneficial Owners and Management” in Item 12 of this annual report.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 25, 2020 by:

•                  each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•                  each of our directors;

•                  each of our named executive officers; and

•                  all of our directors and executive officers as a group.

Percentage ownership of our common stock is based on 30,816,165 shares of our common stock outstanding on March 25, 2020. We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. We have deemed shares of our common stock subject to options or restricted stock units that are currently exercisable or exercisable or will settle within 60 days of March 25, 2020 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person. The information as to beneficial ownership presented in the table below does not take into account any accelerated vesting that may occur in connection with the closing of the Merger.

Unless otherwise indicated, the address of each of the individuals and entities named below that owns 5% or more of our common stock is c/o Adesto Technologies Corporation, 3600 Peterson Way, Santa Clara, CA 95054.

Name of Beneficial Owner	Adesto Common Stocks Beneficially Owned		Percentage Owned
Directors and Named Executive Officers
Narbeh Derhacobian	727,311	(1)(14)	2.3%
Ron Shelton	305,884	(2)(14)	*
Andrew Lovit	22,452	(3)(14)	*
Nelson Chan	62,485	(4)(14)	*
Hervé Fages	2,314	(5)(14)	*
Francis Lee	23,216	(6)(14)	*
Kevin Palatnik	23,216	(7)(14)	*
Susan Uthayakumar	2,314	(8)(14)	*
All executive officers and directors as a group (16 persons)	1,704,181	(9)	5.4%
Greater than 5% Beneficial Owners
ARCH Venture Fund VI, L.P.	1,876,511	(10)	6.1%
AWM Investment Company, Inc.	1,879,651	(11)	6.1%
BlackRock, Inc.	2,676,423	(12)	8.7%
Nokomis Capital, L.L.C.	1,799,813	(13)	5.8%
Dialog Semiconductor plc	1,683,093	(14)	5.3%

*Represents beneficial ownership of less than 1% of our outstanding common stock.

(1)         Includes (i) 219,823 shares held by The 2016 Derhacobian Trust; (ii) 143,563 shares subject to options that are exercisable within 60 days of March 25, 2020; and (iii) 14,393 shares subject to restricted stock units (“RSUs”) that are issuable upon settlement within 60 days of March 25, 2020.

(2)         Includes (ii) 147,828 shares subject to options that are exercisable within 60 days of March 25, 2020; and (ii) 9,251 shares subject to RSUs that are issuable upon settlement within 60 days of March 25, 2020.

(3)         Includes (ii) 19,591 shares subject to options that are exercisable within 60 days of March 25, 2020; and (ii) 506 shares subject to RSUs that are issuable upon settlement within 60 days of March 25, 2020.

(4)         Includes 24,735 shares subject to options that are exercisable within 60 days of March 25, 2020.

(5)         Includes 2,314 shares subject to options that are exercisable within 60 days of March 25, 2020.

(6)         Includes 3,030 shares subject to options that are exercisable within 60 days of March 25, 2020.

(7)         Includes 3,030 shares subject to options that are exercisable within 60 days of March 25, 2020.

(8)         Includes 2,314 shares subject to options that are exercisable within 60 days of March 25, 2020.

(9)         Includes (i) 219,823 shares held by The 2016 Derhacobian Trust; (ii) 715,309 shares subject to options that are exercisable within 60 days of March 25, 2020; and (iii) 41,782 shares subject to restricted stock units (“RSUs”) that are issuable upon settlement within 60 days of March 25, 2020.

(10)  Based solely on a Schedule 13D/A filing by ARCH Venture Fund VI, L.P. on January 21, 2020 reflecting ownership as of January 10, 2020. Represents 1,876,511 shares held by ARCH Venture Fund VI, L.P. ARCH Venture Partners VI, L.P. is the sole general partner of ARCH Venture Fund VI, L.P., and may be deemed to beneficially own certain of the shares held of record by ARCH Venture Fund VI, L.P. ARCH Venture Partners VI, L.P. disclaims beneficial ownership of all shares held of record by ARCH Venture Fund VI, L.P. in which ARCH Venture Partners VI, L.P. does not have an actual pecuniary interest. ARCH Ventures Partners VI, LLC, as the sole general partner of ARCH Venture Partners VI, L.P., may be deemed to beneficially own certain of the shares held of record by ARCH Venture Fund VI, L.P. ARCH Venture

Partners VI, LLC disclaims beneficial ownership of all shares held of record by ARCH Venture Fund VI, L.P. in which ARCH Venture Partners VI, LLC does not have an actual pecuniary interest. Clinton W. Bybee, Keith L. Crandell and Robert T. Nelsen are the managing directors of ARCH Venture Partners VI, LLC and may be deemed to share voting and investment power over the shares held by ARCH Venture Fund VI, L.P. The managing directors disclaim beneficial ownership of all shares held of record by ARCH Venture Fund VI, L.P. in which they do not have an actual pecuniary interest. The address for ARCH Venture Fund VI, L.P. is 8755 W. Higgins Road, Suite 1025, Chicago, Illinois 60631.

(11)  Based solely on a Schedule 13G/A filing by AWM Investment Company, Inc. on February 12, 2020 reflecting ownership as of December 31, 2019. The address for AWM Investment Company is c/o Special Situation Funds, 527 Madison Avenue, Suite 2600, New York, NY 10022.

(12)  Based solely on a Schedule 13G/A filing by BlackRock, Inc. on February 10, 2020 reflecting ownership as of December 31, 2019. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

(13)  Based solely on a Schedule 13G/A filing by Nokomis Capital, L.L.C. and Brett Hendrickson on February 14, 2018 reflecting ownership as of December 31, 2019. Nokomis Capital, L.L.C. purchased the shares represented in the above table through the accounts of certain private funds for which Nokomis Capital, L.L.C. serves as the investment adviser. Mr. Hendrickson is the principal of Nokomis Capital, L.L.C. The address for Nakomis Capital, L.L.C. is 2305 Cedar Springs Road, Suite 420, Dallas, TX 75201.

(14)  As an inducement for Dialog to enter into the Merger Agreement, the Supporting Stockholders entered into the Support Agreements with Dialog with respect to all shares of Adesto Common Stock beneficially owned by such Supporting Stockholders, and any additional shares of Adesto Common Stock and any other equity securities of Adesto of which such Supporting Stockholders acquire record and/or beneficial ownership after the date of the Support Agreements (the “Support Agreement Shares”). As of March 25, 2020, the Supporting Stockholders beneficially owned approximately 1,667,847 shares of Adesto Common Stock, which represented approximately 5.3% of the total issued and outstanding shares of Adesto Common Stock as of March 25, 2020. 947,090 of such Support Agreement Shares are shares of Adesto Common Stock held of record or beneficially owned by the Supporting Stockholders and 736,003 of such Support Agreement Shares are shares of Adesto Common Stock issuable pursuant to the exercise of options or vesting of equity awards which such Supporting Shareholders currently hold or have the right to acquire within 60 days of March 25, 2020. As a result of the Support Agreements, and the receipt of the irrevocable proxy thereunder, Dialog may be deemed to have shared power to vote or direct the voting of 1,683,093 shares of Adesto Common Stock held by the Supporting Stockholders. Dialog is not entitled to any rights as a stockholder of Adesto or to the Support Agreement Shares except as expressly provided in the Support Agreements. The address for Dialog is 100 Longwater Ave, Green Park, Reading RG2 6GP, United Kingdom.

Equity Compensation Plan Information

The following table presents information as of December 31, 2019 with respect to compensation plans under which shares of our common stock may be issued. The category “Equity compensation plans approved by security holders” in the table below consists of the 2007 Equity Incentive Plan, 2015 Equity Incentive Plan and 2015 Employee Stock Purchase Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,380,898	(1)	$4.84	(2)	662,241	(3)
Equity compensation plans not approved by security holders	1,165,282	(4)	6.93		—
Total	4,546,180				662,241

(1)         Excludes purchase rights accruing under the 2015 Employee Stock Purchase Plan and includes 1,262,706  shares subject to outstanding RSUs and 188,801 shares subject to outstanding PRSUs.

(2)         The weighted average exercise price relates solely to outstanding stock option shares since shares subject to RSUs and PRSUs have no exercise price.

(3)         Includes 373,428 shares that remain available for purchase under the 2015 Employee Stock Purchase Plan and excludes 414,077 shares of common stock that are subject to outstanding awards under the 2007 Equity Incentive Plan. Any such shares of common stock that are subject to outstanding awards under the 2007 Equity Incentive Plan that are issuable upon the exercise of options that expire or become unexercisable for any reason without having been exercised in full will be available for future grant and issuance under the 2015 Equity Incentive Plan. In addition, the number of shares reserved for issuance under our 2015 Equity Incentive Plan will increase automatically on the first day of January of each of 2016 through 2025 by the number of shares equal to 4% of the total outstanding shares of our common stock as of the immediately preceding December 31. Similarly, the number of shares reserved for issuance under our 2015 Employee Stock Purchase Plan will increase automatically on the first day of January of each of 2016 through 2025 by the number of shares equal to 1% of the total outstanding shares of our common stock as of the immediately preceding December 31 (rounded to the nearest whole share).

(4)         Represents warrants granted as compensation for financing transactions to commercial lenders.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

From January 1, 2019 to the present, there have been no transactions, and there are currently no proposed transactions, in which the amount involved exceeds $120,000 to which we or any of our subsidiaries was (or is to be) a party and in which any director, director nominee, executive officer, holder of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals, had (or will have) a direct or indirect material interest, except for payments set forth under Item 11 above and other than as reflected in the Original Filing.

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

Nelson Chan	Francis Lee	Kevin Palatnik
Hervé Fages	Susan Uthayakumar

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

Item 14. Principal Accountant Fees and Services

We regularly review the services and fees from our independent registered public accounting firm. These services and fees are also reviewed with our audit committee annually. In accordance with SEC rules and regulations, BPM LLP periodically rotates the individuals who are responsible for Adesto’s audit.

The aggregate fees for fiscal years 2019 and 2018 for each of the following categories of services are as follows:

Fees Billed to Adesto	Fiscal Year 2019	Fiscal Year 2018
Audit fees(1)	$407,752	$523,283
Audit related fees(2)	76,275	42,963
Tax fees(3)	—	—
All other fees	—	—
Total fees	$484,027	$566,246

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

(2)         “Audit related fees” include fees for professional services rendered that are reasonably related to the performance of the audit or review of our consolidated financial statements including audits in connection with acquisitions and the issuance of the Notes.

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

All of the services relating to the fees described in the table above were approved by our audit committee.

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.3	Certification of Periodic Report by Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.4	Certification of Periodic Report by Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No.1 to this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on the 30th day of April 2020.

ADESTO TECHNOLOGIES CORPORATION

By:	/s/ Narbeh Derhacobian
Narbeh Derhacobian Chief Executive Officer