Form 10-Q
period 2020-03-31
ADESTO TECHNOLOGIES Corp
filed 2020-06-22
CIK 1395848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 11, 2020
Common Stock, $0.0001 par value per share	31,249,484 shares

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	IOTS	The Nasdaq Stock Market

ADESTO TECHNOLOGIES CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$9,965	$21,262
Restricted cash	504	460
Accounts receivable, net	38,074	40,492
Inventories	22,210	20,023
Prepaid expenses	1,678	2,052
Other current assets	1,007	249
Total current assets	73,438	84,538
Property and equipment, net	7,798	8,113
Intangible assets, net	27,320	29,108
Operating lease right-of-use assets	4,118	4,300
Other non-current assets	3,113	2,503
Goodwill	38,640	38,640
Total assets	$154,427	$167,202
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,245	$22,844
Accrued compensation and benefits	1,941	5,279
Accrued expenses and other current liabilities	7,106	9,368
Price adjustments and other revenue reserves	3,453	3,640
Earn-out liability	2,000	2,911
Operating lease liabilities, current	1,266	1,230
Total current liabilities	40,011	45,272
Convertible long-term debt	57,264	56,589
Operating lease liabilities, non-current	4,400	4,726
Deferred tax liability, non-current	1,281	1,363
Other non-current liabilities	401	476
Total liabilities	103,357	108,426
Commitments and contingencies (See Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of March 31, 2020 and December 31, 2019; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 100,000,000 shares authorized; 30,816,165 and 30,268,685 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	209,984	206,356
Accumulated other comprehensive income (loss)	(10)	309
Accumulated deficit	(158,907)	(147,892)
Total stockholders' equity	51,070	58,776
Total liabilities and stockholders’ equity	$154,427	$167,202

(1)	The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of that date.

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue, net	$20,021	$28,113
Cost of revenue	11,384	14,893
Gross profit	8,637	13,220
Operating expenses:
Research and development	7,664	7,522
Selling, general and administrative	8,823	7,935
Amortization of intangible assets	1,788	1,788
Acquisition related expenses	1,901	222
Impairment and other charges	—	1,694
Total operating expenses	20,176	19,161
Loss from operations	(11,539)	(5,941)
Other income (expense):
Interest expense, net	(1,515)	(1,370)
Other income, net	1,936	220
Total other income (expense), net	421	(1,150)
Loss before benefit from income taxes	(11,118)	(7,091)
Benefit from income taxes	(103)	(31)
Net loss	$(11,015)	$(7,060)
Net loss per share:
Basic and diluted	$(0.36)	$(0.24)
Weighted average number of shares used in computing net loss per share:
Basic and diluted	30,561,076	29,592,247

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(11,015)	$(7,060)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(319)	(128)
Comprehensive loss	$(11,334)	$(7,188)

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Three Months Ended March 31, 2020
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of January 1, 2020	30,268,685	$3	$206,356	$309	$(147,892)	$58,776
Options exercised	299,737	—	1,172	—	—	1,172
Employee stock purchase plan	128,601	—	777	—	—	777
Restricted stock units, net of taxes paid related to net settlement of equity awards	119,142	—	(246)	—	—	(246)
Stock-based compensation	—	—	1,925	—	—	1,925
Foreign currency translation adjustments	—	—	—	(319)	—	(319)
Net loss	—	—	—	—	(11,015)	(11,015)
Balances as of March 31, 2020	30,816,165	$3	$209,984	$(10)	$(158,907)	$51,070

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

See accompanying Notes to Condensed Consolidated Financial Statements.

ADESTO TECHNOLOGIES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(11,015)	$(7,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,925	1,075
Depreciation and amortization	997	646
Amortization of intangible assets	1,788	1,788
Amortization of debt discount and issuance costs	675	401
Deferred income taxes	(82)	(75)
Decrease in fair value of earn-out liability	(911)	(320)
Changes in assets and liabilities:
Accounts receivable	2,418	(9)
Inventories	(2,187)	1,992
Prepaid expenses and other current assets	(384)	(301)
Other non-current assets	(316)	176
Accounts payable	2,112	545
Accrued compensation and benefits	(3,338)	57
Accrued expenses and other current liabilities	(2,262)	756
Price adjustments and other revenue reserves	(187)	1
Other non-current liabilities	(365)	(303)
Net cash used in operating activities	(11,132)	(631)
Cash flows from investing activities:
Acquisition of property and equipment	(1,114)	(600)
Investment in unconsolidated affiliate	(112)	(4)
Net cash used in investing activities	(1,226)	(604)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,949	570
Tax withholdings related to net share settlement of restricted stock units	(246)	(85)
Payments on term loan	—	(437)
Net cash provided by financing activities	1,703	48
Effect of exchange rates on cash, cash equivalents and restricted cash	(598)	203
Net decrease in cash, cash equivalents and restricted cash	(11,253)	(984)
Cash, cash equivalents and restricted cash - beginning of year	21,722	9,088
Cash, cash equivalents and restricted cash - end of period	$10,469	$8,104
Supplemental disclosures of other cash flow information:
Cash paid for interest expense	$1,531	$981
Supplemental disclosures of non-cash investing and financing information:
Purchase of property and equipment included in accounts payable	$711	$165

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

On February 20, 2020, we entered into a definitive merger agreement with Dialog Semiconductor plc (“Dialog”), a company incorporated in England and Wales. According to the terms of the merger, Dialog will acquire 100% of the issued capital of the Company (see Note 17, “Merger with Dialog Semiconductor plc”).

Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10 Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP to complete annual consolidated financial statements. In the opinion of our management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, for any other interim period or for any other future year.

The condensed consolidated balance sheet as of December 31, 2019 was derived from the audited consolidated financial statements as of that date, but does not include all of the disclosures required by U.S. GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10 K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 16, 2020.

The condensed consolidated financial statements include the results of our operations, and the operations of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

There have been no material changes to our significant accounting policies described in Note 1, Organization and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of our Annual Report on Form 10 K for the year ended December 31, 2019 that have had a material impact on our condensed consolidated financial statements and related notes, except as described below..

Recent Accounting Pronouncements.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. As part of the FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. This ASU was adopted on January 1, 2020 and changed disclosure requirements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. Instead, an entity should recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. This ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. This ASU was adopted on January 1, 2020 and did not have an impact on our consolidated results of operations or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. ASU No. 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU No. 2018-19, Codification Improvement to Topic 326, Financial Instruments – Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU No. 2019-05, Financial Instruments Credit Losses (Topic 326) Targeted Transition Relief, ASU No. 2016-13, the FASB issued ASU No. 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and ASU No. 2019-11 Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The subsequent ASUs do not change the core principle of the guidance in ASU No. 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within ASU No. 2016-13.

Additionally, ASU No. 2019-10 defers the effective date for the adoption of the new standard on credit losses for public filers that are considered small reporting companies (“SRC”) as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which will be fiscal 2023 for the Company if it continues to be classified as a SRC. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The subsequent amendments will have the same effective date and transition requirements as ASU No. 2016-13. Early adoption is permitted. Topic 326 requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. While the Company is currently evaluating the impact of Topic 326, Company does not expect the adoption of the ASU to have a material impact on its condensed consolidated financial statements and the related disclosures.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Timing of Revenue Recognition.

	Three Months Ended
	March 31,
	2020	2019

Products transferred at a point in time	$18,009	$24,135
Products and services transferred over time	2,012	3,978
	$20,021	$28,113

The following table reflects the changes in our contract assets, which we classify as accounts receivable, unbilled and our contract liabilities which we classify as deferred revenue:

	March 31,	December 31,
	2020	2019	Change
	(in thousands)
Contract assets:
Accounts receivable, unbilled	$5,593	$4,795	$798
Contract liabilities:
Deferred revenue	$224	$415	$(191)

Accounts receivable, unbilled represents revenue recognized on certain development contracts for which invoicing has not yet occurred based on the terms of the development contract. As of March 31, 2020 and December 31, 2019, we had $5.6 million and $1.4 million, respectively, classified as unbilled accounts receivable within accounts receivable.

Deferred revenue represents amounts invoiced to customers for certain development contracts for which revenue has yet to be recognized based on actual development hours performed. Typically, the timing of invoicing is based on the terms of the contract. As of March 31, 2020 and December 31, 2019, we had $0.2 million and $0.4 million, respectively, of deferred revenue classified as accrued expenses and other current liabilities.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Product Warranty.

Our non-volatile memory (“NVM”) products are sold with a limited warranty for a period of one year, warranting that the product conforms to specifications and is free from material defects in design, materials and workmanship. To date, we have had insignificant returns of any defective production parts. During 2019 and the first three months of 2020 we did not record any additional liability related to potential warranty claims. As of March 31, 2020, and December 31, 2019, the warranty accrual related to NVM products was $51,000 and is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets.

At the time of the Echelon acquisition we recorded a warranty liability of $401,000 related to Echelon products. For the period ended December 31, 2018 we recorded an increase in the warranty liability of $53,000. As of March 31, 2020 and December 31, 2019, the warranty accrual related to Echelon products was $453,000 of which $186,000 was recorded in accrued expenses and other current liabilities on the consolidated balance sheets and $267,000 is recorded in other long-term liabilities on the consolidated balance sheets.

Foreign Currency Translation.

The functional currency of our foreign subsidiaries is the local currency. In consolidation, we translate assets and liabilities at exchange rates in effect at the consolidated balance sheet date. We translate revenue and expense accounts at the average exchange rates during the period in which the transaction takes place. Net gains and losses from foreign currency translation of assets and liabilities were losses of $319,000 and $128,000 for the three months ended March 31, 2020 and 2019 respectively, and are included in the cumulative translation adjustment component of accumulated other comprehensive loss, net of tax, a component of stockholders’ equity. Net gains and losses arising from transactions denominated in currencies other than the functional currency were a gain of $271,000 and a loss of $97,000 for the three months ended March 31, 2020 and 2019, respectively, and are included in other income, net in the condensed consolidated statements of operations.

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

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents, investments and accounts receivables. We place substantially all of our cash and cash equivalents and investments on deposit with three reputable, high credit quality financial institutions in the United States of America. We believe that the banks that holds substantially all of our cash and cash equivalents and are investments is financially sound and, accordingly, subject to minimal credit risk. Deposits held with the banks may exceed the amount of insurance provided on such deposits.

We generally do not require collateral or other security in support of accounts receivable. We periodically review the need for an allowance for doubtful accounts by considering factors such as historical experience, credit quality, the age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay. The allowance for doubtful accounts as of March 31, 2020 and December 31, 2019 was $60,000 and $60,000, respectively.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Customer concentrations as a percentage of revenue, net were as follows:

	Three Months Ended
	March 31,
	2020		2019
Customer A	*	%	26%
Customer B	12%		*	%

*	less than 10%

Customer concentrations as a percentage of gross accounts receivable were as follows:

	March 31,	December 31,
	2020	2019
Customer C	47%	45%

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

S3 Asic Semiconductors Limited

On May 9, 2018, we acquired 100% of the issued capital of S3 Asic Semiconductors Limited, a private company limited by shares and incorporated in Ireland (“S3 Semiconductors”), pursuant to the Share Purchase Agreement dated May 9, 2018 (the “Agreement”). S3 Semiconductors is headquartered in Ireland and its subsidiaries are in the United States, Portugal and the Czech Republic. S3 Semiconductors and its subsidiaries are engaged in the business of providing advanced mixed signal semiconductor devices and intellectual property to customers in the industrial and communications markets. The aggregate consideration was approximately $35.0 million in cash and contingent consideration in the form of a $15.0 million earn-out. The earn-out is based on achievement of certain milestones through 2019, including minimum total revenue targets, revenue derived from sales of semiconductor devices and new customer engagements with minimum value thresholds. Based on revised estimates of performance against the earn-out thresholds we recorded a change in the fair value of the earn-out liability to approximately $10.5 million as of December 31, 2018. During 2019 we revalued the earn-out liability and recorded a reduction in that liability of approximately $0.3 million. In October 2019, we paid approximately $7.2 million against the liability and during the three months ended March 31, 2020 we revalued the earn-out liability and recorded a reduction in that liability of $0.9 million which was recorded as other income in the statement of operations. As of March 31, 2020, we estimated the fair value of the earn-out liability to be $2.0 million.

The assets and liabilities of S3 Semiconductors were recorded in our condensed consolidated balance sheet as of the acquisition date, at their respective fair values. Fair value is estimated based on one or a combination of income, cost and/or market approaches, as determined based on the nature of the asset or liability, and the level of inputs available. With respect to assets and liabilities, the determination of fair value requires management to make subjective judgments as to projections of future operating performance, the appropriate discount rate to apply, long-term growth rates, and other factors, which affect the amounts recorded in the purchase price allocation. The excess of the consideration transferred over the fair value of the identifiable assets, net of liabilities, is recorded as goodwill, which is

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

indicative of the expected continued growth and development of S3 Semiconductors. The purchase price allocation that follows is based on these estimated fair values of assets acquired and liabilities assumed.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Balance Sheet Components.

Accounts Receivable, Net.

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accounts receivable	$32,541	$35,757
Accounts receivable, unbilled	5,593	4,795
Allowance for doubtful accounts	(60)	(60)
Total accounts receivable, net	$38,074	$40,492

Inventories.

Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$1,843	$6,081
Work-in-process	10,051	6,715
Finished goods	10,316	7,227
Total inventories	$22,210	$20,023

For the three months ended March 31, 2020, we did not record any additional write-downs related to excess inventory. For the three months ended March 31, 2019, we recorded a write-down of $0.3 million related to excess inventory.

Inventory write-downs are primarily associated with products built in excess of customer demand which resulted in excess inventory levels, legacy products for which no demand exists, lower of cost or net realizable value write-downs associated with products for which costs exceeded net realizable value, and write-downs associated with the closing of the Echelon lighting business.

Property and Equipment, Net.

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Machinery and equipment	$17,057	$17,522
Leasehold improvements	4,444	4,445
Computer software	4,791	4,142
Furniture and fixtures	744	733
Construction in progress	299	115
Property and equipment, at cost	27,335	26,957
Accumulated depreciation and amortization	(19,537)	(18,844)
Property and equipment, net	$7,798	$8,113

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

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2020 and 2019 was $1.0 million and $0.6 million, respectively.

Accrued Expenses and Other Current Liabilities.

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued sales commission payable	$258	$389
Accrued manufacturing expenses	1,686	1,106
Liabilities to certain customers	2,242	4,144
Warranty reserve	504	513
Income tax payable	513	132
Deferred revenue, current portion	224	415
Interest payable	171	950
Other accrued liabilities	1,508	1,719
Total accrued expenses and other current liabilities	$7,106	$9,368

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

Financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurement at Reporting Date Using
		Significant
	Quoted Prices in	Other	Significant
	Active Markets	Observable	Unobservable
	for Identical	Inputs	Inputs
	Assets (Level 1)	(Level 2)	(Level 3)	Total
	(in thousands)
As of March 31, 2020
Assets:
Money market funds	$504	$—	$—	$504
U.S. government securities	300	—	—	300
	$804	$—	$—	$804
Liabilities:
Earn-out liability	$—	$—	$2,000	$2,000

As of December 31, 2019
Assets:
Money market funds	$460	$—	$—	$460
U.S. government securities	300	—	—	300
	$760	$—	$—	$760
Liabilities:
Earn-out liability	$—	$—	$2,911	$2,911

As of March 31, 2020, we had an earn-out liability of $2.0 million, all of which related to the acquisition of S3 Semiconductors, which was completed in May 2018 (see Note 2). The earn-out liability was calculated using the present value of a probability weighted income approach. During the three months ended March 31, 2020 we reached a settlement on the final amount of the earn-out liability and reduced the balance to $2.0 million.

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Changes in the earn-out liability during 2020 was as follows (in thousands):

Balance as of January 1, 2020	$2,911
Acquisitions	—
Change in fair value	(911)
Change in foreign currency exchange rate	—
Balance as of March 31, 2020	$2,000

The Company’s cash equivalents include U.S. government securities with a minimum and weighted average credit rating of A-1+. The Company values these securities based on pricing from pricing vendors, who may use quoted prices in active markets for identical assets (Level 1 inputs) or inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs) in determining fair value. As of March 31, 2020 the Company classified all of its fixed income securities as having Level 1 inputs. The Company's procedures include controls to ensure that appropriate fair values are recorded by comparing prices obtained from a third party independent source.

Note 5. Purchased Intangible Assets and Goodwill

In 2012, in connection with our purchase of the serial flash memory product line assets from Atmel Corporation, we recorded $16.4 million of intangible assets.

In connection with the acquisition of S3 (Note 2), we recorded $15.3 million of intangible assets.

In connection with the acquisition of Echelon (Note 2), we recorded $17.7 million of intangible assets.

Intangible assets, net were as follows (in thousands):

			March 31, 2020
	Estimated Useful Life (in Years)	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount	Net Carrying Amount
Developed technology	4 - 10		$16,032		$7,734		$8,298
Customer relationships	7 - 12		28,411		10,489		17,922
Customer backlog	1		2,779		2,779		—
Contract backlog	0.5		210		210		—
Non-compete agreement	2 - 5		662		635		27
Trademarks	8 - 12		1,290		217		1,073
Total intangible assets subject to amortization			$49,384		$22,064		$27,320

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		December 31, 2019
	Estimated Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4 - 10	$16,032	$6,905	$9,127
Customer relationships	7 - 12	28,411	9,608	18,803
Customer backlog	1	2,779	2,779	—
Contract backlog	0.5	210	210	—
Non-compete agreement	2 - 5	662	588	74
Trademarks	8 - 12	1,290	186	1,104
Total intangible assets subject to amortization		$49,384	$20,276	$29,108

We recorded amortization expense related to the acquisition-related intangible assets as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating expense category:
Research and development	$828	$828
Selling, general and administrative	960	960
Total	$1,788	$1,788

The estimated future amortization expense of acquisition-related intangible assets subject to amortization after September 30, 2019 is as follows (in thousands):

Year Ended December 31,
2020 (remaining 9 months)	$5,249
2021	6,962
2022	6,070
2023	3,735
2024	3,463
Thereafter	1,841
Total	$27,320

Note 6. Investment in Unconsolidated Affiliates.

During 2017 and 2016, we made investments in Semitech Semiconductor Pty. Ltd., an Australian corporation (“Semitech”), as part of a license and development agreement dated April 16, 2016. Semitech has developed Narrowband-Power Line Communications (“N-PLC”) products and market knowledge in the N-PLC devices space and plans to sell its products into the smart grid, solar, smart lighting and industrial space. Investments during 2016 through June 14, 2017 were recorded as notes receivable. On June 15, 2017, $0.4 million of notes receivable and accrued interest were converted into 233,335 shares of preferred stock in Semitech. In June 2018, we converted $0.5 million of notes receivable and accrued interest into 312,076 shares of preferred stock in Semitech. During the three months ended March 31, 2020 we invested $0.11 million in additional notes receivable in Semitech. This investment is recorded at cost in other non-current assets on the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019. As of March 31, 2020 and December 31, 2019, we held investments in notes receivable in Semitech in the amount of $0.8 million and $0.7 million, respectively, which were classified in other non-current assets on the condensed consolidated balance sheets.

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

The Credit Agreement, as amended, contained customary representations and warranties and affirmative and negative covenants, including maximum consolidated leverage ratios and minimum liquidity. Upon an occurrence of an event of default, under the Credit Facility we could have been required to pay interest on all outstanding obligations under the agreement at a rate of 2% above the otherwise applicable interest rate, and the lender may have accelerated our obligations under the agreement.

In connection with the Credit Agreement, Tennenbaum received a warrant to purchase 850,000 shares of common stock at an exercise price of $8.62 and a term of six years. In addition, we paid financing costs of $1.4 million. The financing costs and the value of the warrant, $4.8 million, were recorded as a debt discount and were being amortized over the life of the Credit Agreement.

Borrowings of $33.8 million under this facility were repaid in full in September 2019. In addition, the Company was required to pay a prepayment premium of $0.8 million which represented 2% of the outstanding loan balance.

Note 8. Convertible Notes.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

In accordance with ASC 470-20, the initial measurement of the Notes at fair value resulted in a liability of $57.9 million, as such, the calculated discount resulted in an implied value of the convertible feature recognized in Capital in excess of Par Value of $22.6 million. Issuance costs include initial purchasers’ discounts of $3.22 million and other costs of $0.3 million amounting to $3.5 million were allocated to components on a ratable basis as follows; Additional Paid-In Capital, $1.0 million, and Convertible Notes, $2.5 million.

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

The Capped Call Transactions relating to the Notes will initially cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Notes. The cap price of the Capped Call Transactions is initially $15.86 per share of common stock, representing a premium of 75.0% above the last reported

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

sales price of $9.06 per share of common stock on September 18, 2019, and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to the common stock as a result of any conversion of the Notes and/or offset any cash payments that Adesto would be required to make in excess of the principal amount upon conversion of the Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table summarizes information about the equity and liability components of the Notes (in thousands):

March 31,
2020
Principal amount	$80,500
Unamortized discount	(20,908)
Unamortized debt issuance costs	(2,328)
Total convertible senior notes	$57,264

Equity component, net of issuance costs	$21,662

Note 9. Segment Information.

We operate in one business segment: application-specific, semiconductors and embedded systems. Our chief decision-maker, the President and Chief Executive Officer, evaluates our performance based on company-wide consolidated results. Revenue is evaluated by product category and by geographic region.

Product revenue from customers is designated based on the geographic region to which the product is delivered. Revenue by geographic region was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
United States	$3,006	$7,470
Rest of Americas	485	1,861
Europe	3,454	4,788
Asia Pacific	13,008	13,716
Rest of world	68	278
Total	$20,021	$28,113

Long-lived assets are attributed to the geographic region where they are located. Long-lived assets by geographic region were as follows (in thousands):

	March 31,	December 31,
	2020	2019
United States	$3,191	$3,248
Asia Pacific	3,831	4,093
Europe	776	772
Total property and equipment, net	$7,798	$8,113

	March 31,	December 31,
	2020	2019
United States	$1,985	$2,078
Asia Pacific	171	185
Europe	1,962	2,037
Total operating lease right-of-use assets	$4,118	$4,300

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table reflects our lease assets and our lease liabilities at March 31, 2020 and December 31, 2019 (in thousands).

	March 31,	December 31,
	2020	2019
Assets:
Operating lease right-of-use assets	$4,118	$4,300

Liabilities:
Operating lease liabilities, current	$1,266	$1,230
Operating lease liabilities, non-current	$4,400	$4,726

Lease Costs:

The components of lease costs were as follows (in thousands):

	Three Months Ended
	March 31,	March 31,
	2020	2019
Operating lease cost	$473	$551

As of March 31, 2020, the maturity of operating lease liabilities was as follows (in thousands):

(In thousands)
2020 (remaining 9 months)	$1,512
2021	1,691
2022	1,552
2023	1,015
2024	221
Thereafter	1,954
Total lease payments	7,945
Less: Interest	(2,279)
Present value of lease liabilities	$5,666

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Lease Term and Discount Rate:

March 31,
2020
Weighted-average remaining lease term (in years)	7.3
Weighted-average discount rate	11.56%

Other Information:

Supplemental cash flow information related to leases for the three months ended March 31, 2020 and 2019 was as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating cash outflows from operating leases	$473	$551
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

Purchase Commitments.

As of March 31, 2020, we had purchase commitments with our third-party foundries of $9.1 million due within one year.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11. Common Stock, Common Stock Warrants and Stock Option Plan.

Common Stock.

We are authorized to issue 100,000,000 shares of common stock with $0.0001 par value per share as of March 31, 2020 and December 31, 2019. Each holder of common stock is entitled to one vote per share. As of March 31, 2020, no dividends have been declared by the Board of Directors, however, the holders of common stock are also entitled to receive dividends, when and if declared by our Board of Directors.

Common Stock Reserved for Future Issuance.

As of March 31, 2020 and December 31, 2019, we had reserved shares of common stock for future issuances as follows:

	March 31,	December 31,
	2020	2019
Warrants to purchase common stock	1,165,282	1,165,282
Options outstanding	1,626,244	1,929,391
Restricted stock units outstanding	2,253,181	1,451,507
Shares available for future grants	557,671	288,813
Shares available for ESPP	547,513	373,428
Shares reserved for issuance upon conversion of the Notes	8,885,204	8,885,204
Total	15,035,095	14,093,625

Common Stock Warrants.

In connection with the Credit Agreement (Note 7), the Company issued Tennenbaum a warrant to purchase 850,000 shares of common stock at an exercise price of $8.62 per share with a term of six years.

The following common stock warrants were outstanding:

As of March 31, 2020
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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Under our 2015 Employee Stock Purchase Plan, eligible employees will be able to acquire shares of our common stock by accumulating funds through payroll deductions. Eligible employees will be able to select a rate of payroll deduction up to 15% of their base cash compensation. The purchase price for shares of our common stock purchased under our 2015 Employee Stock Purchase Plan will be 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. Except for the first offering period, each offering period will run for no more than six months, with purchases occurring every six months. The first offering period began upon the effective date of our IPO and was originally set to end on June 30, 2016. On May 25, 2016, the Board of Directors extended the initial

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

offering period to July 31, 2016. Subsequent purchase periods will be 6 months in duration beginning on August 1, 2016. On July 29, 2016, we issued 68,392 shares of common stock in conjunction with the end date of the initial purchase window. During 2017, we issued 110,711 shares of common stock pursuant to the ESPP. On January 31, 2018 we issued 55,806 shares of common stock pursuant to the ESPP. On July 31, 2018 we issued 69,761 shares of common stock pursuant to the ESPP. On January 31, 2019 we issued 129,815 shares of common stock pursuant to the ESPP. On July 31, 2019 we issued 154,116 shares of common stock pursuant to the ESPP. On January 31, 2020 we issued 128,601 shares of common stock in conjunction with the end date of the latest purchase window.

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

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of stock option and RSUs (including performance-based RSU) activity under the 2007 Plan and the 2015 Equity Incentive Plan is as follows:

	Stock Options
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2017	1,560,453	$3.63	7.6	$4,632
Granted	479,375	7.25
Exercised	(112,965)	2.48
Canceled	(61,448)	3.65
Outstanding as of December 31, 2018	1,865,415	4.63	7.6	$1,540
Granted	189,856	6.16
Exercised	(112,647)	3.36
Canceled	(13,233)	6.53
Outstanding as of December 31, 2019	1,929,391	4.84	6.9	$7,146
Granted	—	—
Exercised	(299,737)	3.91
Canceled	(3,410)	6.94
Outstanding as of March 31, 2020	1,626,244	$5.01	6.9	$10,057
Options vested and expected to vest as of March 31, 2020	1,582,822	$4.97	6.9	$9,849
Options vested and exercisable as of March 31, 2020	1,034,771	$4.42	6.3	$7,002

	Restricted Stock Units
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Term (Years)	Value
	(aggregate intrinsic value in thousands)
Outstanding as of December 31, 2017	509,894	$2.84	1.4	$3,288
Granted	925,578	6.55
Released	(264,568)	4.02
Forfeited/expired	(15,924)	8.34
Outstanding as of December 31, 2018	1,154,980	5.50	1.4	$5,082
Granted	978,851	6.35
Released	(512,703)	5.31
Forfeited/expired	(169,621)	5.15
Outstanding as of December 31, 2019	1,451,507	6.18	1.3	$12,314
Granted	958,825	7.88
Released	(143,625)	5.40
Forfeited/expired	(13,526)	7.67
Outstanding as of March 31, 2020	2,253,181	$6.94	1.5	$25,182

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

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine fair value of stock options:

Three months ended
March 31, 2019
Volatility	66%
Expected dividend yield	—
Risk-free rate	2.27%
Expected term (in years)	6

The weighted-average grant date fair value of the options granted under the 2015 Equity Incentive Plan as calculated using the Black-Scholes option-pricing model was $3.57 per share for the three months ended March 31, 2019. There were no options granted during the three months ended March 31, 2020.

On March 25, 2019, our compensation committee granted 147,954 RSUs that do not begin vesting unless certain performance goals are met. Vesting of these shares will not begin unless the stock price performance goals are met and the number of shares eligible to begin vesting are based on Adesto’s share performance as compared to the Russell 2000 stock index which is the performance threshold established by the compensation committee. The evaluation period for the stock performance is from March 15, 2019 through March 15, 2020. Vesting would begin on the one-year anniversary of the grant date with 20% of the shares vesting immediately and the remaining 80% of the shares vesting over the next eight quarters. As a result of these performance-based vesting conditions we valued these RSUs using Monte Carlo simulation techniques to establish a fair value per share of $4.05 at the time of grant. Expense for these RSUs is being amortized over three years. As of March 15, 2020 it was determined that the performance criteria had been met and that these RSU’s had been earned and would begin vesting.

On February 17, 2019, our compensation committee granted 97,087 RSUs that do not begin vesting unless certain performance goals are met. Vesting of these shares will not begin unless the stock price performance goals are met and the number of shares eligible to begin vesting are based on Adesto’s share performance as compared to the Russell 2000 stock index which is the performance threshold established by the compensation committee. The

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

evaluation period for the stock performance is from January 31, 2020 through January 31, 2021. Vesting would begin on January 31, 2021 with 25% of the shares vesting every six months over two years. As a result of these performance-based vesting conditions we valued these RSUs using Monte Carlo simulation techniques to establish a fair value per share of $10.75 at the time of grant. Expense for these RSUs is being amortized over three years.

The following table presents the effects of stock-based compensation for stock options, RSUs (including performance-based RSUs), and ESPP purchase rights (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of revenue	$142	$65
Research and development	696	389
Selling, general and administrative	1,087	621
Total	$1,925	$1,075

Stock-based compensation expense capitalized to inventories was not material during the three months ended March 31, 2020 and 2019.

We did not realize any income tax benefit from stock option exercises in any of the periods presented due to recurring losses and valuation allowances.

As of March 31, 2020, the total unrecognized compensation cost related to stock options, net of estimated forfeitures, was approximately $1.9 million, and this amount is expected to be recognized over a weighted-average period of approximately 1.9 years.

As of March 31, 2020, the total unrecognized compensation cost related to RSUs (including performance-based RSUs) and ESPP purchase rights was $12.1 million and $0.2 million respectively, and these amounts are expected to be recognized over 2.5 years and 0.3 years, respectively.

Note 13. Income Taxes.

We recorded a benefit from income tax of ($103,000) and ($31,000), respectively, for the three months ended March 31, 2020 and 2019, respectively. The income tax provision is comprised of estimates of current and deferred taxes in domestic and foreign jurisdictions. The income tax provision reflects tax expense associated with foreign current and deferred taxes, state income tax, and uncertain tax positions. The decrease in the tax provision between 2020 and 2019 is primarily due to a deferred tax benefit associated with our foreign deferred tax liability and release of tax reserves due to the statute of limitations lapse on such reserve.

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

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted on March 27, 2020. It contains several provisions that may have financial statement effects. Key Aspects of the CARES Act include the following:

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

●	Repealed the 80% taxable income limitation for 2018, 2019 and 2020. Also allows those years to be carried back up to five years;
●	Allows corporations to claim 100% of AMT credits in 2019. It also provides for an election to take the entire refundable credit amount in 2018;
●	Section 163(j) Adjusted Taxable Income limit raised from 30% to 50% for businesses; and
●	Technical corrections to TCJA for Qualified Improvement Property (“QIP”). Designates as 15-year property for depreciation purposes, which makes QIP a category eligible for 100% bonus depreciation.

The CARES Act is not expected have a material impact to Income Taxes in the Company's financial statements.

As of March 31, 2020, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting for income taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, the valuation allowance release will generally be a benefit to the income tax provision in the period that such determination is made.

We evaluate tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. We believe that we have provided adequate reserves for our income tax uncertainties in all open tax years. We do not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of March 31, 2020.

We file federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Due to our net operating loss and credit carryforwards, our income tax returns generally remain subject to examination by federal, state, and international authorities.

Note 14. Net Loss Per Share.

The following outstanding common stock equivalents were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended
	March 31,
	2020	2019
Stock options	1,626,244	2,018,469
Restricted stock units	2,253,181	1,346,031
Common stock warrants	1,165,282	1,239,423
Shares from the convertible senior notes	6,705,819	—
	11,750,526	4,603,923

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 15. Related Party Transactions.

The Company purchases certain wafers from Altis Semiconductor S.N.C., which was acquired by X-FAB Silicon Foundries, a stockholder of the Company, in 2016. There were no payments to X-Fab Silicon Foundries during the three months ended March 31, 2020 and 2019. As of March 31, 2020 and December 31, 2019, there were no amounts due.

On July 27, 2019, Susan Uthayakumar, the president of Schneider Electric, Canada joined the Company’s board of directors. The Company, through Echelon, sells Embedded Systems products to Schneider Electric. From September 14, 2018 (the date on which the Company acquired 100% of the issued capital of Echelon) and through the period ending March 31, 2020, the Company has recognized revenues of approximately $0.6 million from Schneider Electric. As of March 31, 2020 we had approximately $11,000 of outstanding accounts receivable with Schneider Electric.

Note 16. Restructuring

During 2019, the Company made the decision to close the lighting business which was acquired as part of the Echelon acquisition in September 2018. The lighting disposal liabilities included accrued costs for certain estimated warranty expenses, employee severance, additional inventory write-downs, additional bad debts, and additional materials at the Company’s subcontractors which have yet to be delivered.

Note 17. Merger with Dialog Semiconductor plc

On February 20, 2020, the Company, Dialog Semiconductor plc, a company incorporated in England and Wales (“ Parent ”), and Azara Acquisition Corp. (“ Merger Sub ”), a Delaware corporation and a wholly owned direct or indirect subsidiary of Parent, entered into an Agreement and Plan of Merger (the “ Merger Agreement ”). The Board of Directors of the Company has unanimously determined that the Merger is advisable and fair to, and in the best interests of, the Company and its stockholders, and unanimously recommended the adoption of the Merger Agreement by the holders of the Company’s common stock (the “ Shares ”).

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

The consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among other things, (i) the adoption of the Merger Agreement by the holders of a majority of the Company’s Shares outstanding on the record date, which occurred on May 5, 2020 at a special meeting of the stockholders called for such purpose; (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended without the imposition of a Burdensome Condition (as defined in the Merger Agreement); (iii) obtainment of CFIUS Approval (as defined in the Merger Agreement); (iv) the absence of any order or other legal restraint or injunction preventing the consummation of the Merger and the absence of any law making the consummation of the Merger illegal, in any case, by any court or governmental entity having jurisdiction over the parties to the Merger Agreement; (v) the absence of certain legal proceedings brought by certain governmental entities relating to the Merger; (vi) the continued accuracy of the Company’s representations and warranties, subject to specified

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

materiality qualifications; (vii) the performance of the Company’s obligations and covenants under the Merger Agreement (to be performed at or prior to the consummation of the Merger) in all material respects and (vii) the absence of a Material Adverse Effect (as defined in the Merger Agreement). The transaction is not subject to a financing condition. The Company has filed the definitive proxy statement with the Securities and Exchange Commission on March 27, 2020. The Merger was approved by the stockholders of the Company on May 5, 2020. Subject to satisfaction of the closing conditions, the Company currently expects the merger to close in the second calendar quarter of 2020.

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

The Merger Agreement contains customary termination rights for the parties, including the right to terminate the Merger Agreement if the Merger has not been consummated at or prior to 11:59 p.m. (California time) on August 20, 2020 (or, if so extended by either party in accordance with the terms of the Merger Agreement, November 20, 2020) (the “End Date”). The Merger Agreement provides that the Company will be required to pay Parent a termination fee of $15.76 million if the Merger Agreement is terminated under certain circumstances, including by the Company to accept a Superior Offer (as defined in the Merger Agreement) and enter into a definitive agreement providing for consummation of the transaction contemplated by such Superior Offer. The Merger Agreement also provides that Parent will be required to pay to the Company a termination fee of $15.76 million if the Merger is not consummated due to a failure to obtain CFIUS Approval prior to the End Date.

Note 18. Subsequent events.

The global COVID-19 pandemic has impacted the operations and purchasing decisions of companies worldwide. It also has created and may continue to create significant uncertainty in the global economy. The Company has undertaken measures to protect its employees, partners, customers, and vendors. In addition, the Company’s personnel worldwide are subject to various travel restrictions, which limit the ability of the Company to provide services to customers and affiliates. This impacts the Company's normal operations. To date, the Company has been able to provide uninterrupted access to its products and services due to its globally distributed workforce, many of whom are working remotely, and its pre-existing infrastructure that supports secure access to the Company’s internal systems. If, however, the COVID-19 pandemic has a substantial impact on the productivity of the Company’s employees or its partners’ or customers’ decision to use the Company’s products and services, the results of the Company’s operations and overall financial performance may be adversely impacted. The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance that would require updates to the Company’s estimates and judgments or revisions to the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed

ADESTO TECHNOLOGIES CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the financial statements.

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

Impact of COVID-19

The global COVID-19 pandemic has impacted the operations and purchasing decisions of companies worldwide. It also has created and may continue to create significant uncertainty in the global economy. We have undertaken measures to protect our employees, partners, customers, and vendors. In addition, our personnel worldwide are subject to various travel restrictions and, which limit our ability of to provide services to customers and affiliates. This impacts our normal operations. To date, We have been able to provide uninterrupted access to our products and services due to our globally distributed workforce, many of whom are working remotely, and our pre-existing infrastructure that supports secure access to our internal systems. If, however, the COVID-19 pandemic has a substantial impact on the productivity of our employees or our partners’ or customers’ decision to use our products and services, the results of our operations and overall financial performance may be adversely impacted. The extent of the impact from the COVID-19 pandemic on our business will depend largely on future developments that are highly uncertain and cannot be predicted. For a discussion of risks of COVID-19 relating to our business, see “Part II: Other Information-Item 1A.- Risk Factors- Risks Related to Our Business and Our Industry- The recent coronavirus outbreak could have an adverse effect on our business.”

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

Our revenue is primarily derived from the sale of our NVM products, specifically our serial flash memory products, which represented substantially all of our revenue for the three months ended March 31, 2020. In recent years, we have invested in developing new flash memory products that are well suited for low-power, high-growth applications. Revenue from our next-generation NVM products were $13.7 million and $17.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively. With the acquisition of S3 Semiconductors, in May 2018, we expanded our product offering and began selling analog, mixed-signal and radio frequency ASICs and IP blocks, and managing the supply of high-quality devices to our customers. We acquired 100% of the issued capital of Echelon Corporation, a Delaware corporation (“Echelon”), on September 14, 2018. During the three months ended March 31, 2020 and March 31, 2019 S3 Semiconductors and Echelon revenues were approximately $6.3 million and $10.9 million, respectively.

For the three months ended March 31, 2020, our products were sold to more than 5,000 end customers. In general, we work directly with our customers to have our NVM devices designed into and qualified for their products. Although we maintain direct sales, support and development relationships with our customers, once our products are designed into a customer’s product, we sell a majority of our products to those customers through distributors. We generated 55% and 61% of our revenue from distributors in each of the three months ended March 31, 2020 and March 31, 2019, respectively. Sales to three distributors generated approximately 31% and 40% of our revenue during the three months ended March 31, 2020 and March 31, 2019, respectively. Additionally, we derived approximately 85% and 73% of our revenue internationally during the three months ended March 31, 2020 and March 31, 2019, respectively, the majority of which was recognized in the Asia Pacific (“APAC”) region. Revenue by geography is recognized based on the region to which our products are sold, and not to where the end products are shipped.

We employ a fabless manufacturing strategy and use market-leading suppliers for all phases of the manufacturing process, including wafer fabrication, assembly, testing and packaging. This strategy significantly reduces the capital investment that would otherwise be required to operate manufacturing facilities of our own.

On February 20, 2020, we entered into the Merger Agreement with Dialog and Merger Sub, pursuant to which Merger Sub will, pursuant to the terms of and subject to the conditions specified in the Merger Agreement, merge with and into us, and we will be the surviving corporation of the Merger and become a wholly owned direct or indirect subsidiary of Dialog. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock (subject to certain exceptions) issued and outstanding immediately prior to the effective time of the Merger will be canceled and automatically converted into the right to receive $12.55 in cash, without interest and subject to any required tax withholding. Our Board of Directors has unanimously determined that the Merger is advisable and fair to, and in the best interests of, us and our stockholders, and unanimously recommended the adoption of the Merger Agreement by the holders of our common stock. The Company has filed the definitive proxy statement with the Securities and Exchange Commission on March 27, 2020. The Merger was approved by the stockholders of the Company on May 5, 2020. Subject to satisfaction of the closing conditions, we currently expect the merger to close in the second calendar quarter of 2020. For more information see Note 17, “Merger with Dialog Semiconductor plc,” in the notes to our condensed consolidated financial statements.

Factors Affecting Our Performance

Product adoption in new markets and applications. We optimize our products to meet the technical requirements of the emerging IoT market. The growth in the IoT market is dependent on many factors, most of which are outside of our control. Should the IoT market not develop or develop more slowly, our financial results could be adversely affected.

Ability to attract and retain customers that make large orders. In 2019, our products were sold to more than 5,000 end customers, of which approximately 25 generated more than half of our revenue. One end customer accounted for 10% or more of our revenue in the first three months of 2020. One end customer accounted for 10% or more of our revenue in 2019. While we expect the composition of our customers to change over time, especially given our recent acquisitions, our business and operating results will depend on our ability to continually target new customers and retain existing customers that place large orders, particularly those in growth markets which are less dependent on macroeconomic conditions.

Design wins with new and existing customers. We believe our solutions significantly improve the performance and potentially lower the system cost of our customers’ designs, particularly if we are part of the early design phase. Accordingly, we work closely with our customers and targeted prospects to understand their product roadmaps and strategies. We consider design wins to be critical to our future success. We define a design win as the successful completion of the evaluation stage, where a customer has tested our product, verified that our product meets its requirements and qualified our NVM device for their products. The number of our design wins has grown from 417 in 2017 to 570 in 2018. We had 459 additional design wins in 2019. The revenue that we generate, if any, from each design win can vary significantly. Our long-term sales expectations are based on forecasts from customers, internal estimates of customer demand factoring in expected time to market for end customer products incorporating our solutions and associated revenue potential and internal estimates of overall demand based on historical trends. We had 159 new design wins during the first three months of 2020.

Pricing, product cost and gross margins of our products. Our gross margin has been and will continue to be affected by a variety of factors, including the timing of changes in pricing, shipment volumes, new product introductions, changes in product mixes, changes in our purchase price of fabricated wafers and assembly and test service costs, the cost of raw materials for our embedded systems products, manufacturing yields and inventory write downs, if any. In general, newly introduced products and products with higher performance and more features tend to be priced higher than older, more mature products. Average selling prices in the semiconductor industry typically decline as products mature. Consistent with this historical trend, we expect that the average selling prices of our products will decline as they mature. In the normal course of business, we will seek to offset the effect of declining average selling prices on existing products by reducing manufacturing costs and introducing new and higher value-added products. More recently, certain of our suppliers have increased costs although such increase did not have a material impact on our results of operations for the three months ended March 31, 2020. If we are unable to maintain overall average selling prices or offset any declines in average selling prices with realized savings on product costs, our gross margin will decline.

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

Components of Our Results of Operations

Revenue

For the three months ended March 31, 2020 we derived approximately 68% of our revenue through the sale of our NVM products to original equipment manufacturers (“OEMs”) and original design manufacturers (“ODMs”), primarily through distributors. We generated 55%, and 61% of our revenue from distributors for the three months ended March 31, 2020 and March 31, 2019, respectively. We derived approximately 32% and 39% of our revenue from the operations of S3 Semiconductors and Echelon for the three months ended March 31, 2020 and March 31, 2019. Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We sell the majority of our

NVM products to distributors and generally recognize revenue when we ship the product directly to the distributors since title and risk of loss transfers at that time.

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

Amortization of intangible assets.  Amortization of intangible assets is the periodic expense related to the use of intangible assets created as a result of the acquisitions with respect to S3 Semiconductors, Echelon and Atmel Corporation.  The periodic expense is based on useful lives determined as part of the initial valuation of the assets acquired.

Acquisition related expenses.  Acquisition related expenses are those costs incurred as a result of the S3 Semiconductors and Echelon acquisitions and the proposed merger with Dialog Semiconductor plc and include banking fees, legal, accounting, and tax fees, and certain professional fees including costs related to the valuation of each acquisition.

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

Benefit from Income Taxes

Benefit from income taxes consists primarily of U.S. federal and state income taxes in the United States and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. We expect to maintain this full valuation allowance for the foreseeable future.

Comparison of the three months ended March 31, 2020 and 2019 (in thousands, except percentage data):

Revenue

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
Revenue, net	$20,021	$28,113	(8,092)	-29%

	Three Months Ended
	March 31,
	2020	2019
Revenue by geography:
United States	15%	27%
Europe	17%	17%
Asia Pacific	65%	49%
Rest of world	2%	7%

Revenue decreased by $8.1 million, or 29%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This decrease was due primarily to decreased unit shipments of NVM products to Tier 1 customers along with a decrease in revenues from the S3 Semiconductors and Echelon businesses of $4.6 million.

Cost of Revenue and Gross Margin

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
Cost of revenue	$11,384	$14,893	$(3,509)	-24%
Gross profit	8,637	13,220	(4,583)	-35%
Gross margin	43%	47%

Cost of revenue decreased by $3.5 million, or 24%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This decrease was due primarily to a decrease in unit shipments of NVM products to Tier 1 customers offset by relatively stable expenses resulting from our S3 Semiconductors and Echelon businesses.

Gross profit decreased by $4.6 million, or 35%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due primarily to a decrease in unit shipments of NVM products along with decreased revenues and gross profits from S3 Semiconductors and Echelon.

Operating Expenses

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
Operating expenses:
Research and development	$7,664	$7,522	$142	2%
Selling, general and administrative	8,823	7,935	888	11
Amortization of intangible assets	1,788	1,788	—	—
Acquisition related expenses	1,901	222	1,679	756
Impairment and other charges	—	1,694	(1,694)	(100)
Total operating expenses	$20,176	$19,161	$1,015	5%

Research and Development. Research and development expense decreased by $0.1 million, or 2%, during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This decrease was due primarily to a reduction in outside services.

Selling, General and Administrative. Selling, general and administrative expense increased by $0.9 million, or 11%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This increase was due primarily to a $0.4 million increase in personnel-related costs, a $0.2 million increase in legal and accounting costs, a $0.2 million increase in facilities costs, and a $0.1 million increase in travel costs.

Amortization of Intangible Assets. There was no change in the amortization of intangible assets for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Acquisition expenses. Acquisition related expenses increased by $1.7 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 and were primarily due to increased legal and accounting costs related to the announced acquisition of the Company by Dialog Semiconductor plc.

Impairment and Other Charges. There was no impairment and other charges for the three months ended March 31, 2020. During the three months ended March 31, 2019 we recorded $1.7 million of impairment and other charges for inventory write-downs and additional warranty and other liabilities related to exiting the Echelon lighting business.

Other Income (Expense), Net

	Three months ended
	March 31,		Change
	2020	2019	$	%
Interest expense, net	$(1,515)	(1,370)	$(145)	(11)%
Other income (expense), net	1,936	220	1,716	780
Total other income (expense), net	$421	$(1,150)	$1,571	137%

Interest expense, net increased by approximately $0.1 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, as a result of our increased indebtedness related to the issuance of our convertible notes.

Other income (expense), net increased by approximately $1.7 million during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due primarily to a change in the fair value of an earn-out liability incurred in connection with the S3 Semiconductors acquisition and certain other credits recognized at S3 Semiconductors.

Benefit from Income Taxes

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
Benefit from income taxes	$(103)	$(31)	$72	232%

Benefit from income taxes increased by $72,000 during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The increase was due primarily to a reduction in tax expense related to our foreign subsidiaries as well as an increase in the benefit related to deferred taxes in the United States.

Liquidity and Capital Resources

Our principal source of liquidity as of March 31, 2020 consisted of cash and cash equivalents and restricted cash of $10.5 million. Our outstanding borrowings as of March 31, 2020 were $80.5 million. Substantially all of our cash and cash equivalents are held in the United States.

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

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Cash flows used in operating activities	$(11,132)	$(631)
Cash flows used in investing activities	(1,226)	(604)
Cash flows provided by financing activities	1,703	48

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

During the three months ended March 31, 2020, cash used in operating activities was approximately $11.1 million and was due primarily to a net loss of $11.0 million, partially offset by non-cash charges of $1.9 million related to stock-based compensation expense, $1.0 million related to depreciation and amortization, $1.8 million related to the amortization of intangible assets, $0.7 million related to amortization of debt discount, offset by the change in fair value of our earn-out liability of $0.9 million, and an increase in our net assets and liabilities of $4.6 million. The increase in net assets and liabilities is due primarily to an decrease in accounts receivable of $2.4, an increase in inventories of $2.2 million, an increase in prepaids and other current and non-current assets of $0.7 million, a decrease in accounts payable, accrued compensation and other accrued expenses of $3.5 million, and a decrease in price adjustments and other non-current liabilities of $0.6 million.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2020, cash used in investing activities was $1.2 million, primarily due to purchases of equipment for our operations and research and development functions along with investments in unconsolidated affiliates.

During the three months ended March 31, 2019, cash used in investing activities was $0.6 million, primarily due to purchases of equipment for our operations and research and development functions.

Cash Flows from Financing Activities

During the three months ended March 31, 2020, cash provided by financing activities was $1.7 million and was due primarily to proceeds of $1.7 million from the exercise of stock options and purchases of stock associated with our employee stock purchase plan net of withholdings related to the net settlement of restricted stock units.

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

Credit Facility

Tennenbaum Capital Partners, LLC Term Loan.

On May 8, 2018, we entered into a credit agreement with Tennenbaum (“Credit Agreement”). The Credit Agreement provided for a first lien senior secured term loan of $35.0 million (“Term Loan”). The Term Loan bore interest at a rate per annum equal to the sum of the Libor Rate plus 8.75% and was payable in consecutive quarterly installments starting December 31, 2018. The Term Loan was scheduled to mature on May 8, 2022. The Credit Agreement provided that any indebtedness we incurred thereunder was collateralized by substantially all assets of the Company and any domestic subsidiaries, subject to certain customary exceptions.

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

Contractual Obligations and Commitments

The following is a summary of our contractual obligations and commitments as of March 31, 2020:

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$7,945	$1,512	$4,258	$2,175	$—
Inventory-related commitments (2)	9,088	9,088	—	—	—
Financing arrangements (3)	80,500	—	—	80,500	—
Interest obligation on convertible senior notes	16,137	2,566	10,264	3,307
Total contractual cash obligations	$113,670	$13,166	$14,522	$85,982	$—

(1)	Operating leases primarily relate to our leases of office space with terms expiring through July 31, 2023.
(2)	Represents outstanding purchase orders for wafer commitments that we have placed with our suppliers as of March 31, 2020.
(3)	Financing arrangements represent debt maturities under our senior convertible notes.

As of March 31, 2020, we had a liability of $274,000 for uncertain tax positions.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $10.5 million as of March 31, 2020, consisting of bank deposits, money market funds and U.S. government securities. Such interest-earning instruments carry a degree of interest rate risk. To date, fluctuations in interest income have not been significant. We also had total outstanding gross debt of $80.5 million offset by $21.7 million related to the conversion option recorded in equity and $2.3 million of issuance costs as of March 31, 2020. The outstanding debt relates to our 4.25% Convertible Senior Notes due 2024. See Note 8, Convertible Notes, of the Notes to Condensed Consolidated Financial Statements of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

On February 20, 2020, we entered into the Merger Agreement with Dialog and Merger Sub, pursuant to which Merger Sub will, pursuant to the terms of, and subject to the conditions specified in, the Merger Agreement, merge with and into us, and we will be the surviving corporation in the Merger and become a wholly owned direct or indirect subsidiary of Dialog. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of our common stock (subject to certain exceptions) issued and outstanding immediately prior to the effective time of the Merger will be canceled and automatically converted into the right to receive $12.55 in cash, without interest and subject to any required tax withholding. In connection with the closing of the Merger, we expect our common stock to be delisted from NASDAQ, deregistered under the Exchange Act, and will no longer trade.

Uncertainty about the effect of the proposed Merger on our employees, customers, partners, and suppliers may have an adverse effect on our business and operations that may be material to our company. Our employees may experience uncertainty about their roles following the Merger. There can be no assurance we will be able to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material and adverse effect on our business and operations. In addition, we have diverted, and will continue to divert, significant management attention and resources towards the completion of the Merger, which could materially and adversely affect our business and operations. It is also possible that lawsuits related to the Merger (in addition to those that have already been filed and dismissed) may be filed against us and our Board of Directors, which could result in material and adverse effects on us, our business and the Merger. These or other related lawsuits could require management to devote significant time and resources in defense thereof.

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

Completion of the Merger with Dialog is subject to conditions beyond our control that may prevent, delay, or otherwise adversely affect its completion in a material way. Such conditions include clearance from the Committee on Foreign Investment in the United States (“CFIUS”). If the Merger is not completed, the share price of our common stock may drop to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, the Merger Agreement provides that we will be required to pay Dialog a termination fee of $15.76 million in certain circumstances. Further, a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community. Any disruption to our business resulting from the announcement or pendency of the Merger or from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, partners, and suppliers, could continue or accelerate in the event of a failure to complete the Merger. There can be no assurance that our business, these relationships, or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated.

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

Risks Related to Our Business and Our Industry

The recent coronavirus outbreak could have an adverse effect on our business.

COVID-19 has caused significant volatility in financial markets and has raised the prospect of an extended global recession. Public health problems resulting from COVID-19, and precautionary measures instituted by governments and businesses to mitigate the spread of COVID-19 in countries or regions where we, our customers or our suppliers operate or are considering operations, including travel restrictions and quarantines, could contribute to a general slowdown in the global economy, adversely impact the businesses of our customers, third-party foundries, assembly and testing service providers, logistic providers and other business partners, and disrupt our operations. Changes in our operations in response to COVID-19 or employee illnesses resulting from the pandemic may result in inefficiencies or delays, including in product development efforts and additional costs related to business continuity initiatives, that cannot be fully mitigated through succession planning, employees working remotely or teleconferencing technologies.

COVID-19 and related governmental reactions may have a material negative impact on our business, liquidity, results of operations, and stock price due to the occurrence of some or all of the following events or circumstances among others:

●	We may not be able to manage our business effectively due to key employees becoming ill, working from home inefficiently and being unable to travel to our facilities.
●	We and our third-party foundries and assembly and testing service providers and other business partners may be prevented from operating worksites due to employee illness or reluctance to appear at work and "stay-at-home" regulations.
●	There may be interruptions in manufacturing.
●	Industry trade shows that are important for our business and our customers may be cancelled or have decreased attendance.
●	The growth of consumer demand may slow down.
●	The operations of our customers or distributors may be disrupted thereby increasing the likelihood that our customers and distributors may attempt to delay or cancel orders, may reduce orders for our products in the future or may cease to operate as going concerns.
●	Disruptions of the operations of third party foundries and assembly and testing service providers have occurred and may continue to occur, which could impact our ability to purchase components at efficient prices and in sufficient amounts.
●	The market price of our common stock may drop or remain volatile.
●	We may incur significant employee health care costs under our insurance programs.
●	In addition, a prolonged economic downturn could result in reduced demand for our products and services.

The extent of the impact of COVID-19 on our business and financial results will depend largely on future developments, including the duration of the spread of the outbreak, the impact on capital and financial markets and the related impact on the financial circumstances of our customers, distributors and retailers, all of which are highly uncertain and cannot be predicted. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

We have a history of losses which may continue in the future, and we cannot be certain that we will achieve or sustain profitability.

We have incurred net losses since our inception. We incurred net losses of $26.9 million, $21.4 million, and $5.7 million for the years ended December 31, 2019, 2018 and 2017, respectively and $11.0 during the first three months of 2020. As of March 31, 2020, we had an accumulated deficit of $158.9 million. We expect to incur significant expenses related to the continued development and expansion of our business, including in connection with our efforts to pursue opportunities in emerging IoT markets, develop and improve upon our products and technology, maintain and enhance our research and development and sales and marketing activities and hire additional personnel. Further, revenue may not grow or revenue may decline for a number of possible reasons, many of which are outside our control, including a decline in demand for our products, increased competition, business conditions that adversely affect the semiconductor industry, including reduced demand for products in the end markets that we serve, or our failure to capitalize on growth opportunities. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve or sustain profitability.

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

Relying on third-party manufacturing, assembly and testing presents a number of risks, including but not limited to:

●                  capacity and materials shortages during periods of high demand;

●                  reduced control over delivery schedules, inventories and quality;

●                  the unavailability of, or potential delays in obtaining access to, key process technologies;

●                  the inability to achieve required production or test capacity and acceptable yields on a timely basis;

●                  misappropriation of our intellectual property;

●                  the third parties’ ability to perform their obligations due to bankruptcy or other financial constraints;

●                  limited warranties on wafers or products supplied to us;

●                  potential increases in prices; and

●                potential manufacturing disruptions (including natural disasters or pandemics such as COVID-19).

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

If any of our current or future foundry partners or assembly and test subcontractors significantly increases the costs of wafers or other materials, interrupts or reduces our supply, including for reasons outside of their control, or if any of our relationships with our suppliers is terminated, our operating results could be adversely affected. During 2017, one of our foundry partners increased the costs of wafers to us. Although such increase did not have a material impact on our results of operations for the three months ended March 31, 2020, and is not expected to have a material impact in the near term, there can be no assurances that any additional increases will not have a material adverse impact on our future operating results. Any increases could also damage our customer relationships, result in lost revenue, cause a loss in market share or damage our reputation.

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

Our quarterly operating results and other operating metrics have fluctuated in the past and may continue to fluctuate from quarter to quarter. We expect that this trend will continue as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:

●                the impact of our announced Merger with Dialog;

●                  the receipt, reduction, delay or cancellation of orders by large customers , a limited number of which we rely upon for a significant portion of our revenue;

●                  the gain or loss of significant customers and distributors;

●                  the timing and success of our launch of new or enhanced products and those of our competitors;

●                  market acceptance of our products and our customers’ products;

●                  the level of growth or decline in the IoT market;

●                  the timing and extent of research and development and sales and marketing expenditures;

●                  the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

●                  changes in our product mix;

●                  our ability to reduce the manufacturing costs of our products;

●                  competitive pressures resulting in lower than expected average selling prices;

●                  fluctuations in sales by and inventory levels of OEMs and ODMs who incorporate our products in their products;

●                  cyclical and seasonal fluctuations in our markets;

●                  fluctuations in the manufacturing yields of our third-party contract manufacturers;

●                  events that impact the availability of production capacity at our third-party subcontractors and other interruptions in the supply chain including due to geopolitical events, natural disasters, pandemics such as COVID-19, materials shortages, bankruptcy or other causes;

●                  supply constraints for and changes in the cost of the other components incorporated into our customers’ products;

●                  the timing of expenses related to the acquisition and integration of technologies or businesses;

●                  product rates of return or price concessions in excess of those expected or forecasted;

●                  costs associated with the repair and replacement of defective products;

●                  unexpected inventory write-downs or write-offs;

●                  costs associated with litigation over intellectual property rights and other litigation;

●                  the length and unpredictability of the purchasing and budgeting cycles of our customers;

●                  loss of key personnel or the inability to attract qualified engineers; and

●                  geopolitical events, such as war, threat of war or terrorist actions, the occurrence of natural disasters, or pandemics such as COVID-19.

Any one of the factors above or other factors not currently known to us or that we currently deem immaterial or the cumulative effect of some of such factors may result in significant fluctuations in our operating results.

The semiconductor industry is highly cyclical and our markets may experience significant cyclical fluctuations in demand as a result of changing economic conditions, budgeting and buying patterns of customers and other factors. As a result of these and other factors affecting demand for our products and our results of operations in any given period, the results of any prior quarterly or annual periods should not be relied upon as indicative of our future revenue or operating performance. Fluctuations in our revenue and operating results could also cause our stock price to decline. In connection with the closing of the Merger, we expect our common stock to be delisted from NASDAQ, deregistered under the Exchange Act, and will no longer trade.

We may experience difficulties in realizing the expected benefits of the acquisitions of S3 Semiconductors and Echelon and may continue to incur significant acquisition-related costs and transition costs in connection with these completed acquisitions.

We completed the acquisition of S3 Semiconductors on May 9, 2018, and the acquisition of Echelon on September 14, 2018. The integration of these businesses with ours has resulted in and continues to result in substantial financial costs and the investment of personnel time and attention and other resources. The success of each acquisition depends in part on our ability to realize the anticipated business opportunities, including certain cost savings and operational efficiencies or synergies, and growth prospects from combining the respective companies with Adesto in an efficient and effective manner. We may never realize these business opportunities and growth prospects and, we may incur additional costs to maintain employee morale and to retain key employees. Our management cannot ensure that the elimination of duplicative costs or the realization of other efficiencies will offset the transaction and integration costs in the near term or at all.

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

Sales through distributors accounted for approximately 55% and 61% of our revenues during the first three months of 2020 and 2019, respectively. We do not have long-term agreements with our distributors, and we and our distributors may each terminate our relationship with little or no advance notice.

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

Our ability to compete successfully depends on factors both within and outside of our control, including:

●                  the functionality and performance of our products and those of our competitors;

●                  our relationships with our customers and other industry participants;

●                  prices of our products and prices of our competitors’ products;

●                  our ability to develop innovative products;

●                  our ability to retain high-level talent, including our management team and engineers; and

●                  the actions of our competitors, including merger and acquisition activity, launches of new products and other actions that could change the competitive landscape.

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

●                  delays in development, manufacture and roll-out of new products;

●                  additional development costs;

●                  loss of, or delays in, market acceptance;

●                  diversion of technical and other resources from our other development efforts;

●                  claims for damages by our customers or others against us; and

●                  loss of credibility with our current and prospective customers.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. For example, in June 2018, California passed the California Consumer Privacy Act which provides new data privacy rights for consumers and new operational requirements for companies effective in 2020. Additionally, we expect that existing laws, regulations and standards may be interpreted differently in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the EU to the United States with regulations such as the General Data Protection Regulation (“GDPR”) which imposes more stringent EU data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. Future laws, regulations, standards and other obligations, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

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

If we remain an independent public company, our ability to timely and accurately report our financial results and comply with the requirements of being a public company depends on our maintaining adequate numbers of accounting and finance staff with technical accounting, Securities and Exchange Commission reporting and Sarbanes-Oxley Act compliance expertise. Any inability to recruit or retain qualified accounting and finance staff would have an adverse impact on our ability to accurately and timely prepare our financial statements. We may be unable to hire qualified professionals with requisite technical and public company experience when and as needed, including following any significant acquisitions such as our acquisitions of S3 Semiconductors and Echelon in 2018, which increased the size of our operations and the requirements on our finance and accounting organization. In addition, new employees will require time and training to learn our business and operating processes and procedures. If our finance and accounting organization is unable for any reason to meet the demands of being a public company or increased requirements following any significant acquisitions, the quality and timeliness of our financial reporting may suffer, which could result in the identification of material weaknesses in our internal controls. Any consequences resulting from inaccuracies or delays in our reported financial statements could cause the trading price of our common stock to decline and could harm our business, operating results and financial condition.

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

Claims that our products, processes or technology infringe third-party intellectual property rights, regardless of their merit or resolution, could be costly to defend or settle and could divert the efforts and attention of our management and technical personnel. We may also be obligated to indemnify our customers or business partners in connection with any such litigation, which could result in increased costs. Infringement claims also could harm our relationships with our customers or distributors and might deter future customers from doing business with us. If any such proceedings result in an adverse outcome, we could be required to:

●	cease the manufacture, use or sale of the infringing products, processes or technology;
●	pay substantial damages for infringement;
●	expend significant resources to develop non-infringing products, processes or technology, which may not be successful;
●	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;
●	cross-license our technology to a competitor to resolve an infringement claim, which could weaken our ability to compete with that competitor; or
●	pay substantial damages to our customers to discontinue their use of or to replace infringing technology sold to them with non-infringing technology, if available.

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

We have grown our business through acquisitions and, subject to Dialog’s approval in accordance with the Merger Agreement, we may continue to evaluate and enter into discussions regarding potential strategic transactions. We completed the acquisition of S3 Semiconductors in May 2018 and the acquisition of Echelon in September 2018. These transactions are and any new acquisitions or investments could be material to our financial condition and results of operations. The process of integrating businesses and technology can create unforeseen operating difficulties and expenditures as could the integration of any future acquisitions. Such transactions could create risks for us, including:

●                  difficulties in assimilating acquired personnel, operations and technologies or realizing synergies expected in connection with an acquisition, particularly with acquisitions of companies with large and widespread operations, complex products or that operate in markets in which we historically have had limited experience;

●                  unanticipated costs or liabilities, including possible litigation associated with the acquisition;

●                  failure to realize expected revenue growth and higher than expected operating, transaction and integration costs;

●                  incurrence of acquisition-related costs;

●	inability to maintain, develop and deepen relationships with end customers of newly acquired businesses and otherwise expand our sales channels;

●                  diversion of management’s attention from other business concerns;

●                  use of resources that are needed in other parts of our business; and

●                  use of substantial portions of our available cash to consummate an acquisition.

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

In addition, many of these third-party developers are located in markets that are subject to political risk, intellectual property misappropriation, corruption, infrastructure problems, natural disasters and pandemics such as COVID-19, in addition to country specific privacy and data security risks, given current legal and regulatory environments. The failure of these third parties to meet their obligations and adequately deploy business continuity plans in the event of a crisis and/or the development of significant disagreements, natural or man-made disasters or other factors that materially disrupt our ongoing relationship with these developers could negatively affect our operations.

Our success depends on our ability to attract and retain key employees, and our failure to do so could harm our ability to grow our business and execute our business strategies.

 Our success depends on our ability to attract and retain our key employees, including our management team and experienced engineers. Competition for personnel in the semiconductor technology field is intense, and the availability of suitable and qualified candidates is limited. We compete to attract and retain qualified research and development personnel with other semiconductor companies, universities and research institutions, particularly those in the San Francisco Bay Area where our headquarters is located. The members of our management and key employees are at-will employees. In addition, our management and employees, including those recently added from S3 Semiconductors and Echelon, may experience uncertainty about their future roles with us as we integrate the acquired businesses into our existing organizational structure. We must continue to attract and motivate all our employees and keep them focused on our strategies and goals following the acquisitions. If we lose the services of any key senior management member or employee, we may not be able to locate suitable or qualified replacements, and may incur additional expenses to recruit and train new personnel, which could severely impact our business and prospects. The loss of the services of one or more of our key employees, especially our key engineers, or our inability to attract and retain qualified engineers, could harm our business, financial condition and results of operations.

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

With the acquisitions of S3 Semiconductors and Echelon, we expanded our global footprint beyond the limited operations we once had in Europe and Asia. We intend to further expand our operations in Asia. The success of our business depends, in large part, on our ability to operate successfully from geographically disparate locations and to further expand our international operations and sales. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic and political risks that are different from those we face in the United States. We cannot be sure that further international expansion will be successful. In addition, we face risks in doing business internationally that could expose us to reduced demand for our products, lower prices for our products or other adverse effects on our operating results. Among the risks we believe are most likely to affect us are:

●                  difficulties, inefficiencies and costs associated with staffing and managing foreign operations;

●                  longer and more difficult customer qualification and credit checks;

●                  greater difficulty collecting accounts receivable and longer payment cycles;

●                  the need for various local approvals to operate in some countries;

●                  difficulties in entering some foreign markets without larger-scale local operations;

●                  compliance with local laws and regulations;

●                  unexpected changes in regulatory requirements, including the elimination of tax holidays;

●                  reduced protection for intellectual property rights in some countries;

●                  adverse tax consequences as a result of repatriating cash generated from foreign operations to the United States;

●                  adverse tax consequences, including potential additional tax exposure if we are deemed to have established a permanent establishment outside of the United States;

●                  adverse tax consequences, including potential additional tax costs, resulting from the new tax legislation signed into law on December 22, 2017, that imposes a minimum domestic tax on the earnings of foreign subsidiaries;

●	the effectiveness of our policies and procedures designed to ensure compliance with the Foreign Corrupt Practices Act of 1977 and similar regulations;
●	the imposition of tariffs or other trade barriers on the importation of our products;

●                  fluctuations in currency exchange rates, which could increase the prices of our products to customers outside of the United States, increase the expenses of our international operations by reducing the purchasing power of the

U.S. dollar and expose us to foreign currency exchange rate risk if, in the future, we denominate our international sales in currencies other than the U.S. dollar;

●                  new and different sources of competition; and

●                  political and economic instability, and terrorism.

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

We have a substantial amount of indebtedness, which will require significant interest payments. We have approximately $80.5 million aggregate principal amount of indebtedness outstanding as of March 31, 2020, representing the 4.25% Convertible Senior Notes due 2024 (“Notes”) we issued in September 2019. Our substantial level of indebtedness could have important consequences, including the following:

●	we must use a substantial portion of our cash flow from operations to pay interest and principal on the Notes, which will reduce funds available to us for other purposes such as working capital, capital expenditures, other general corporate purposes and potential acquisitions;
●	our ability to refinance such indebtedness or to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;
●	we will be exposed to fluctuations in interest rates;
●	our leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in responding to current and changing industry and financial market conditions;
●	we may be more vulnerable to the economic downturns and adverse developments in our business;
●	we may be unable to comply with financial and other restrictive covenants in our debt agreements, which could result in an event of default that, if not cured or waived, may result in acceleration of certain of our debt and would have an adverse effect on our business and prospects and could force us into bankruptcy or liquidation; and
●	in the event of the insolvency, liquidation, reorganization, dissolution or other winding up of our business, if there are not sufficient assets remaining to pay all creditors, then all or a portion of the amounts due on the Notes then outstanding would remain unpaid.

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

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We are required under Section 404 of the Sarbanes-Oxley Act to evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting. In addition, beginning with our fiscal year ending December 31, 2020 , should we remain an independent public company, we expect that we will be required to have our independent registered public accounting firm issue an attestation report regarding management’s report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. If we have one or more material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to determine that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be negatively affected, and we could become subject to investigations by the Nasdaq Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. As of March 31, 2020, we had a net total of $66.0 million of goodwill and other intangible assets.

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

The market price of our common stock has been, and will likely continue to be, volatile. Since shares of our common stock were sold in our initial public offering in October 2015 at a price of $5.00 per share, our stock price has fluctuated significantly. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	the impact of our announced Merger with Dialog;
●	overall performance of the equity markets in general, in our industry or in the markets we address;
●	our operating performance and the performance of other similar companies;
●	changes in the estimates of our results of operations that we provide to the public, our failure to meet these projected results or changes in recommendations by securities analysts that elect to follow our common stock;

●	announcements of technological innovations, new products or enhancements to products, acquisitions, strategic alliances or significant agreements by us or by our competitors;
●	announcements of new business partners, on the termination of existing business partner arrangements or changes to our relationships with such business partners;
●	recruitment or departure of key personnel;
●	announcements of litigation or claims against us;
●	changes in legal requirements relating to our business;
●	the economy as a whole, market conditions in our industry, and the industries of our customers and end customers
●	natural disasters or pandemics such as COVID-19;
●	trading activity by our principal stockholders;
●	any further issuances of securities, including by conversion of the Notes in certain circumstances;
●	the expiration of contractual lock-up or market standoff agreements; and
●	sales of shares of our common stock by us or our stockholders.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business. In connection with the closing of the Merger, we expect our common stock to be delisted from NASDAQ, deregistered under the Exchange Act, and will no longer trade.

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

Delaware corporate law and our restated certificate of incorporation and amended and restated bylaws contain provisions that could discourage, delay or prevent a change in control of our company or changes in our board of directors that the stockholders of our company may deem advantageous. Among other things, these provisions:

●	establish a classified board of directors so that not all members of our board are elected at one time;
●	provide that directors may be removed only “for cause” and only with the approval of stockholders representing sixty-six percent (66%) of our outstanding common stock;

●	require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
●	authorize the issuance of “blank check” preferred stock that our board could issue to increase the number of outstanding shares and to discourage a takeover attempt;
●	eliminate the ability of our stockholders to call special meetings of stockholders;
●	prohibit stockholder action by written consent, which means that all stockholder actions will be required to be taken at a meeting of our stockholders;
●	provide that our board of directors is expressly authorized to make, alter or repeal our bylaws; and
●	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

If a fundamental change occurs prior to the maturity date, such as the Merger, holders of the Notes will have the right, at their option, to require us to repurchase all or a portion of their notes. In addition, if a make-whole fundamental change occurs prior to the maturity date, such as the Merger, we will in some cases be required to increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change. Furthermore, the indenture for the Notes will prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Notes, which we expect to occur in connection with the closing of the Merger. These and other provisions in the indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to holders of the Notes or our stockholders.

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

Adesto Technologies Corporation

Dated: June 22, 2020	By:	/s/ Ron Shelton
Ron Shelton Chief Financial Officer (Principal Financial and Accounting Officer)